Form 10QSB
period 2000-01-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2000-04-03
CIK 1097867

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
           For the quarterly period ended:  JANUARY 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to _________________

             Commission file number:  000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
       (Exact name of small business issuer as specified in its charter)

                COLORADO                             84-144-8778
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

                   52 PILOT KNOB LANE, TELLURIDE, CO 81435
                  (Address of principal executive offices)

                                970-728-0175
                        (Issuer's telephone number)

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

NEED SHARES OUTSTANDING as of  March 30, 2000 are 13,766,172

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I


                                                                                    Page
                                                                                    ----
Item 1:  Financial Statements (Unaudited)
         Condensed Balance Sheet - January 31, 2000                                  3

         Condensed Statements of Income                                              4
                  Three Months Ended January 31, 2000
                  and 1999 and Six Months Ended January 31, 2000 and Jan 1999

         Condensed Statements of Cash Flows                                          5
                  Six Months Ended January 31, 2000 and 1999

         Notes to Condensed Financial Statements                                     6

Item 2:  Management's Discussion and Analysis or Plan of Operation                   7

                                     Part II

OTHER INFORMATION:

Item 6:  Exhibits and Reports on Form 8-K                                            9

Signature                                                                           10

                                     PART I

PART I - FINANCIAL INFORMATION
Item 1 Financial Statements

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                     CONSOLIDATED BALANCE SHEET (unaudited)
                For the Three Months Ended: January 31, 2000 and
                      For the Six Months End July 31, 1999


                                                                    January 31, 2000      July 31, 1999
                                                               -----------------------------------------
Assets
Current Assets
Cash                                                                          94,652             42,606
Accounts Receivable                                                          113,404             61,992
Accounts Receivable-Settlement                                                     0            100,000
Inventories                                                                  926,357            866,558
Prepaid Expenses                                                               4,403                525
                                                               -----------------------------------------
TOTAL CURRENT ASSETS                                                       1,138,815          1,071,681

Equipment and Leasehold Improvements (net of Accumulated
Depreciation & amortization)                                                 138,311            125,618

Other Assets
Deposits Paid                                                                120,171             32,361
                                                               -----------------------------------------

TOTAL ASSETS                                                               1,397,297          1,229,660
                                                               =========================================
Liabilities
Current Liabilities
Accounts Payable                                                             621,847            351,897
Credit Cards                                                                  67,975             64,980
Short Term debt                                                               34,789            106,100
Current Portion of Long Term Debt                                                  0             33,786
                                                               -----------------------------------------

TOTAL CURRENT LIABILITIES                                                    724,611            556,763

Long Term Debt, net of current portion                                       230,199            162,198
                                                               -----------------------------------------

TOTAL LIABILITIES                                                            954,811            718,961

Shareholders' Equity
Common Stock $.001 par value; 50,000,000 shares authorized,
14,372,672 shares issued & outstanding                                        14,370             13,307
Common Stock Subscribed                                                           14                 13
Additional Paid-in Capital                                                 1,589,506          1,235,388
Retained Deficit                                                          (1,161,403)          (738,009)
                                                               -----------------------------------------
Total Shareholders' Equity                                                   442,487            510,699
                                                               -----------------------------------------

Total Liability & Equity                                                   1,397,298          1,229,660
                                                               =========================================

                         JAGGED EDGE MOUNTAIN GEAR, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

              For the Three Months Ended January 31, 2000 and the
                     Three Months Ended January 31, 1999:
               For the Six Months Ended January 31, 2000 and the
                       Six Months Ended January 31, 1999:


                                                     Three Months Ended January 31         Six Months Ended January 31

                                                       2000            1999                      2000            1999
Sales                                                    671,138        592,143                   1,478,439     1,206,921
Cost of Goods Sold                                       520,857        428,452                   1,027,849       780,574

GROSS PROFIT                                             150,282        163,691                     450,591       426,348

Selling, General, & Administrative                       472,734        353,924                     855,840       655,148

LOSS FROM OPERATIONS                                    (322,453)      (190,233)                   (405,250)     (228,800)

Other Income (Expense)
Interest Expense                                          (3,608)        (8,400)                    (23,845)      (13,817)
Other Income, net                                         (1,562)             0                        (623)            0

NET LOSS BEFORE INCOME TAX                              (327,622)      (198,633)                   (429,717)     (242,617)
Provision for Income Tax                                       0              0                           0             0

NET LOSS                                                (327,622)      (198,633)                   (429,717)     (242,617)

LOSS PER SHARE                                             -0.02          -0.02                       -0.03         -0.02

Weighted Average Shares                               14,369,175     12,379,638                  14,036,697    12,379,638

                         JAGGED EDGE MOUNTAIN GEAR, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                    For the Six Months Ended January 31, 2000


                                                               SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                  JANUARY 1,         JANUARY 1,
                                                                    2000               1999
                                                               ----------------   ----------------
Cash Flows from Operating Activities:
Net Loss                                                        (430,152)            (242,617)
Depreciation & Amortization                                       14,000                    0
Common Stock Issued as Compensation                               24,708                    0
Common Stock issued as interest on Notes Payable                  19,225                    0
Expenses paid with stock                                           2,160                    0
Non-Cash Reduction in Stockholders' Equity                             0               13,315
(Increase) Decrease in:
Accounts Receivable                                               48,588              (32,247)
Inventories                                                      (59,799)            (347,665)
Increase in checks in excess of balance                            2,974                    0
Other Current Assets                                             (91,688)                (100)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities                         269,946              244,223
Credit Cards                                                       2,995               43,215

NET CASH USED IN OPERATING ACTIVITIES                           (197,043)            (321,876)

Cash Flows from Investing Activities:
Additions to Property, Plant, and Equipment                      (26,693)             (51,705)

NET CASH USED IN INVESTING ACTIVITIES                            (26,693)             (51,705)

Cash Flows from Financing Activities:
Principal Payments on Short Term Debt                            (36,557)             (21,362)
Proceeds from Short Term Borrowings                               40,011              193,828
Principal Payments on Long Term Debt                             (50,550)              (1,208)
Proceeds from Long Term Borrowings                                10,000              135,220
Proceeds from issuance of stock                                  313,375                    0
Repurchases of Common Stock                                       -500.7                    0

NET CASH PROVIDED BY FINANCING ACTIVITIES                        275,779              306,478
                                                                --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              52,043              (67,103)
Cash Beginning of Period:                                         42,606               47,704
                                                                --------             --------
Cash End of Period:                                               94,649              (19,399)
                                                                ========             ========

Notes to Condensed Financial Statements:

 1: Management's Representation:
The management of Jagged Edge Mountain Gear, Inc. (JEMG) without audit has prepared the attached financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. In opinion of the management of the JEMG, all adjustments considered necessary for fair presentation of financial statements have been included and were of a normal recurring nature, and the attached financial statements present fairly the financial position for the three-month period ended on January 31, 2000. The results of operations for the three month period ended on January 31, 2000 is not necessarily indicative of the results to be expected for the full year. Certain amounts recorded in 1999 have been reclassified to conform to the 1999-2000 presentation.

 2: Stock Issued as Compensation:
On November 10, 1999, The Company issued 9,000 of restricted, common stock for compensation of services consulting services. These shares were valued at 80% of the fair market value of unrestricted stock on November 10, 1999. The total expense recorded for in this transaction was $2,160.00.

 3: Repurchase of Securities:
During the second quarter of fiscal year 2000, the company repurchased 1,000 shares from an investor for $500.00.

 4: Depreciation
Depreciation expense of $14,000 was recorded in the second quarter, $7,000 of which is to record depreciation expense incurred in the first quarter ended October 31, 1999 but not previously recorded.

 5: On September 26, 1999, the Company converted its line of credit agreements of $100,000 with First National Bank of Telluride to a term loan of $75,000 with First National Bank of Telluride, the line of credit had an interest rate of 2.25% over prime rate, with interest only payments paid monthly. The line of credit was paid down to $75,000 and converted to a fixed term loan at an interest rate of 2.25% over rate, with principal and interest payments due monthly.

Item 2.  Management's Discussion and Analysis or Plan of Operation

During the second quarter of fiscal year Jagged Edge Mountain Gear sustained a loss of 48% compared with a loss of 34% for second quarter FY1999. Management attributes the increase in loss in part to a low snow year in Colorado and unseasonably warm temperatures. The low snow year adversely affected sales in Colorado ski resort towns where Jagged Edge Mountain Gear company retail stores are located. Additionally, unseasonably warm temperatures in early winter, also contributed to lower than expected outerwear sales nationally.

Second quarter sales are ahead of 1999, second quarter, by 8%. This is largely the result of an increase in the number of stores carrying Jagged Edge Mountain Gear and a greater demand for The Company's products. Jagged Edge Mountain Gear offers a product line of mountaineering garments that also appeal to skiers as well as casual wearers. As with any outdoor products business, the weather is an important determinant of sales levels during the peak seasons. As a result, The Company's sales are concentrated in the winter months when ski resorts are in full operation, and in the summer months when mountain climbing is at its peak season.

In fiscal year 2000 and 2001, large increases in the number of catalog mailings will help to drive The Company's success. By purchasing proven mailing lists for the catalog distribution, Jagged Edge Mountain Gear's order response rate dramatically increased by 150%. With this improved method of distribution, The Company expects the mail order division to increase sales revenues and subsequent gross margin with full margin achieved in the retail catalogs sales.

The Company's wholesale division is increasing sales and brand awareness from the hiring of a National Sales Manager and National Sales Representative Force. Purchase orders for upcoming seasons are beginning to roll in from this force. The first sales from the efforts of this new team will be recognized in the Fall 2000 delivery season. International sales for Jagged Edge Mountain Gear are not Sales Representative driven, but rather are handled in house. These sales are also on the rise and international sales for The Company's products are becoming a primary strategic focus for the coming years.

The Company's retail division located Colorado resort towns has a strong presence with tourists and locals alike. Sales from the retail stores create needed cash flow for continued productions of new Jagged Edge Mountain Gear products. The stores increase The Company's brand name recognition and continue to gain strength and market share in the resort towns. At least one more Jagged Edge Mountain Gear company owned store is planned for the FY2000-FY2001 year.

In 1998, television's Small Business 2000 produced a documentary video for a 1/2 hour PBS segment describing The Company's success. As a result, IBM, a sponsorer of the program, entered into a relationship with The Company whereby IBM assists Jagged Edge Mountain Gear to upgrade its computer and network capabilities to better track its sales, inventory and financial results. The Company and IBM have begun to engage in joint marketing activities. Recently, IBM selected Jagged Edge Mountain Gear for a promotion in the IBM's 1999 Annual Report. Other marketing opportunities are being discussed between the two companies.

During fiscal 1999, The Company expanded its management team. As Jagged Edge Mountain Gear transitions from a small, specialized business to one of the more recognized brands in the technical outdoor garment industry, it was necessary to add more specialized management staff members. Additions in areas of Design, Finance, Marketing and Domestic Wholesale Sales were made during calendar 1999. Additional management staff are under consideration in the area's of Production and Operations Management.

The Company's advertising and marketing expenditures were approximately $17,278.83 or 1.4% of sales in second quarter FY99. Advertising has increased by 70% of the advertising dollars spent in the comparable second quarter last year. In addition to the increase in dollars spent, clever marketing has added large free promotions in outdoor industry magazines and promotional opportunities. The Company is exposure in specialized magazines and it expects to continue getting free publicity due to the quality of its product line and attention for the Company principals who are the Quenemoen twin sisters. Regardless of this success, The Company desires to increase its paid advertisements in select magazines and explore additional creative opportunities. As The Company is able, increased advertising dollars will supplement the resourceful avenues.

The Company's reported operating loss, for the six months ending January 31, 2000 is largely a consequence of an aggressive expansion in fiscal 1999 and ran concurrent with the significant decline in winter sales due to warm winter weather, explained in paragraph 1 above.

Liquidity and Capital Resources:
The Company's balance sheet at the end of second quarter, January 2000 showed a low cash balance, a seasonally low accounts receivable and a higher inventory level than management would have desired. However, the inventory build-up has been significantly reduced through the discount selling of all excessive inventory through The Company's wholesale division in the Third Quarter. This resulted in large sales and created an optimal inventory level for going into Spring, 2000.

Strategic Plan:
The Company has a plan to capitalize on its strengths in FY2000 through its strong brand identity, an excellent marketing campaign, a reputation for creative use of fabrics and other features in its garments, and a reputation for technical superiority. As many market leaders have been selling "down-market" (into Wal-Marts, for example) to survive, Jagged Edge Mountain Gear is attracting new customers to its high-quality technical line of products. The Company will continue to develop innovative and unique garments and through its intriguing marketing, capture the imagination of the consumer. By increasing the mail order circulation, wholesale, international, and internet sales, Jagged Edge Mountain Gear will achieve revenues that support The Company's infrastructure and overhead.

The Company is targeting break-even cash flow as its mid-term operating goal. This goal will conceivably be achieved in the next fiscal year with a timely snowfall in Colorado and by avoiding excessive discounting of its less popular products. For the foreseeable future, The Company expects to be able to finance its operations from sales and existing financial resources, however contingency plans are being made for private placements of common stock, if needed. However, no such specific plans are in the process at this time.

Other:

Changes in and Disagreements with Accountants

Although management is confident that the financial information reported in this form 10QSB is accurate, this form was complied without the resource of The Company's controller. It is expected that return or replacement of this position will be brought in proper order within one month.

Recent Developments:

On January 14, 2000, Jagged Edge Mountain Gear, Inc. was delisted from the OTC BB and is currently being traded on the "Pink Sheets".

                           PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports of Form 8-K

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Jagged Edge Mountain Gear, Inc.

Dated:   March 30, 2000         By:  /s/ Margaret A. Quenemoen

                                     Margaret A. Quenemoen, President