Form 10QSB
period 2000-04-30
JAGGED EDGE MOUNTAIN GEAR INC
filed 2000-06-21
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
           For the quarterly period ended:  April 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

             Commission file number:  000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
        (Exact name of small business issuer as specified in its charter)


                  COLORADO                           84-144-8778
     (State or other jurisdiction of
      incorporation or organization)           (IRS Employer Identification No.)

                     52 PILOT KNOB LANE, TELLURIDE, CO 81435
                    (Address of principal executive offices)

                                  970-728-0175
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OUTSTANDING as of  April 30, 2000 are 13,833,392

                                     Part I


                                                                            page

Item 1:  Financial Statements (Unaudited)
         Condensed Balance Sheets - April 30, 2000 and July 31, 1999           3

         Condensed Statements of Income                                        4
            Three Months Ended April 30, 2000
            and 1999 and Nine Months Ended April 30, 2000 and 1999

         Condensed Statements of Cash Flows                                    5
            Nine Months Ended April 30, 2000 and 1999

         Notes to Condensed Financial Statements                               6

Item 2:  Management's Discussion and Analysis or Plan of Operation             7

                                     Part II

Other Information:

Signature                                                                      9

Exhibits and Reports on Form 8-K                                              10

                                     Part I


PART I - FINANCIAL INFORMATION
Item 1 Financial Statements


                                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                     CONSOLIDATED BALANCE SHEET (unaudited)

                                                                      April 30, 2000      July 31, 1999
                                                               -----------------------------------------
Assets
Current Assets

Cash                                                                          49,329             42,606
Accounts Receivable                                                           94,825             61,992
Accounts Receivable-Settlement                                                     0            100,000
Inventories                                                                  688,890            866,558
Prepaid Expenses                                                               6,755                525
                                                               -----------------------------------------

TOTAL CURRENT ASSETS                                                         839,799          1,071,681

Equipment and Leasehold Improvements, at cost, net                           132,854            125,618

Goodwill, net of accumulated amortization                                     15,000                  0

Other Assets

Deposits Paid                                                                 23,259             32,361
                                                               -----------------------------------------

Total Assets                                                               1,010,912          1,229,660
                                                               =========================================

Liabilities
Current Liabilities

Accounts Payable & Accrued Liabilities                                       489,871            351,897
Credit Cards                                                                  67,187             64,980
Other Current Liabilities                                                        993                  0
Short Term debt                                                                5,929            106,100
Current Portion of Long Term Debt                                             41,595             33,786
                                                               -----------------------------------------

TOTAL CURRENT LIABILITIES                                                    605,575            556,763

Long Term Debt, net of current portion                                       185,589            162,198
                                                               -----------------------------------------

Total Liabilities                                                            791,164            718,961

Shareholders' Equity

Common Stock $.001 par value; 50,000,000 shares authorized,                   13,833             13,307
13,833,392 shares issued & outstanding
Common Stock Subscribed                                                            2                 13
Additional Paid-in Capital                                                 1,632,213          1,250,426
Retained Deficit                                                         (1,426,300)          (753,047)
                                                               -----------------------------------------
Total Shareholders' Equity                                                   219,748            510,699
                                                               -----------------------------------------

Total Liability & Equity                                                   1,010,912          1,229,660
                                                               =========================================




                                         JAGGED EDGE MOUNTAIN GEAR, INC.

                                CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                 For the Three Months Ended April 30, 2000 and the Nine Months Ended April 30, 1999:


                                                      Three Months Ended April 30           Nine Months Ended April 30
                                                      2000            1999                      2000            1999
Sales                                                    844,580        575,766                   2,327,301     1,782,687
Cost of Goods Sold                                       516,572        322,596                   1,601,321     1,103,170

GROSS PROFIT                                             328,008        253,170                     725,980       679,517

Selling, General, & Administrative                       509,297        336,604                   1,369,303       991,752

LOSS FROM OPERATIONS                                   (181,289)       (83,434)                   (643,323)     (312,235)

Other Income (Expense)
Interest Expense                                         (9,999)       (11,910)                    (32,889)      (25,727)
Other Income, net                                          1,225            810                       2,961           810

NET LOSS BEFORE INCOME TAX                             (190,063)       (94,534)                   (673,250)     (337,152)
Provision for Income Tax                                       0              0                           0             0

NET LOSS                                               (190,063)       (94,534)                   (673,250)     (337,152)

LOSS PER SHARE                                            (0.01)         (0.01)                      (0.05)        (0.03)

Weighted Average Shares                               13,781,782     12,843,138                  13,887,453    12,534,138



                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)



                                                                 Nine Months Ended
                                                                     April 30
                                                                       2000                  1999

Cash Flows from Operating Activities:
Net Loss                                                                   (673,251)             (337,151)
Depreciation & Amortization                                                   24,932                     0
Common Stock Issued as Compensation                                            2,270                    76
Common Stock issued as interest on Notes Payable                              15,398                     0
Common Stock Issued to retire accrued interest                                 5,447                     0
Expenses paid with stock                                                       5,224                     0
Common Stock Issued to retire loan                                                 0                25,000
Non-Cash Adjustment of Accounts Receivable - Stock Sales                           0               (3,500)
(Increase) Decrease in:
Accounts Receivable                                                           67,167                 6,300
Inventories                                                                  177,668             (123,974)
Other Assets                                                                   2,872                 (625)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities                                     137,974                10,909
Credit Cards                                                                   2,207                42,733
Other Current Liabilities                                                        993                     0
                                                                        ------------            ----------
NET CASH USED IN OPERATING ACTIVITIES                                      (231,099)             (380,232)

Cash Flows from Investing Activities:
Additions to Property, Plant, and Equipment                                 (32,167)              (75,423)
Purchase of trademark                                                       (15,000)                     0
Stock Issued as partial payment for trademark                                 10,000                     0
                                                                        ------------            ----------
NET CASH USED IN INVESTING ACTIVITIES                                       (37,167)              (75,423)

Cash Flows from Financing Activities:
Principal Payments on Short Term Debt                                       (64,353)              (88,043)
Proceeds from Short Term Borrowings                                           39,182               191,950
Principal Payments on Long Term Debt                                        (33,801)             (109,645)
Proceeds from Long Term Borrowings                                            10,000               226,402
Proceeds from issuance of stock                                              325,300               209,207
Repurchases of Common Stock                                                  (1,340)                     0
                                                                        ------------            ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    274,988               429,871
                                                                        ------------            ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           6,722              (25,784)
Cash Beginning of Period:                                                     42,606                47,704
Cash End of Period:                                                           49,328                21,921
                                                                        ============            ==========



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

5: On September 26, 1999 The Company converted its line of credit agreements of $100,000 with First National Bank of Telluride to a tem loan of $75,000 with First National Bank of Telluride, the line of credit had an interest rate of 2.25% over prime rate, with interest only payments paid monthly. The line of credit was paid down to $75,000 and converted to a fixed tem loan at an interest rate of 2.25% over rate, with principal and interest payments due monthly.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 2000

During the third quarter of fiscal year Jagged Edge Mountain Gear sustained an operating loss of $181,289 compared with a loss of $83,438 for the third quarter FY1999. Management attributes the increase in loss in part to a low snow year in Colorado and unseasonably warm temperatures. The low snow year adversely affected sales in Colorado ski resort towns where Jagged Edge Mountain Gear company retail stores are located. Additionally, unseasonably warm temperatures in early winter, also contributed to lower than expected outerwear sales nationally.

Third quarter sales were ahead of 1999, third quarter, at $844,580 compared to $575,766 in 1999. This is largely the result of an increase in the number of stores carrying Jagged Edge Mountain Gear and a greater demand for The Company's products. Jagged Edge Mountain Gear offers a product line of mountaineering garments that also appeal to skiers as well as casual wearers. As with any outdoor products business, the weather is an important determinant of sales levels during the peak seasons. As a result, The Company's sales are concentrated in the winter months when ski resorts are in full operation, and in the summer months when mountain climbing is at its peak season.

The Company had a loss of ($190,063) or ($.01) per share in the 2000 quarter as compared to ($94,534) or ($.01) per share in the same quarter in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2000

The Company had sales of $2,327,301 in the nine month period ended April 30, 2000 compared to sales of $1,782,687 in the same period ended April 30, 1999. The cost of goods sold in the nine month period was $1,601,321 at April 30, 2000 and $1,103,170 at April 30, 1999. The Gross Profit for the period was $725,980 at April 30, 2000 and $679,517 at April 30, 1999.

For the nine month period ended April 30, 2000, the Company incurred $1,369,303 in general and administrative expenses and had a net loss on operations of ($643,323). In Comparison, for the nine month period ended April 30, 1999, the Company incurred $991,752 in general and administrative expenses and had a net loss on operations of ($312,235).

The Company had interest expense of $32,889 in the period ended April 30, 2000 compared to $25,727 in the same period in 1999. The Company had miscellaneous income of $2,961 at April 30, 2000 and $810 for the same period in 1999.

The Company incurred a net loss of ($673,250) or ($.05) per share in the nine month period ended April 30, 2000 and ($337,152) or ($.03) per share in the period ended April 30, 1999.

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

The Company's reported operating loss, for the nine months ending April 30, 2000 is largely a consequence of an aggressive expansion in fiscal 1999 and ran concurrent with the significant decline in winter sales due to warm winter weather, explained above.

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

Recent Developments:

On January 14, 2000, Jagged Edge Mountain Gear, Inc. was delisted from the OTC BB and is currently being traded on the "Pink Sheets."

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