Form 10KSB
period 2000-07-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2000-12-01
CIK 1097867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000

                                       OR

                        Commission file number 000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                     --------------------------------------
            (Exact name of registrant as specified in its charter)

            COLORADO                                   84-144-8778
            --------                                   -----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

52 Pilot Knob Lane, Telluride, Colorado                   81435
---------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (970) 728-0175

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The issuer's revenues for its most recent fiscal year were $2,762,400

  As of November 29, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was approximately $3,348,400.

  As of November 29, 2000, the number of shares of the registrant's Common Stock outstanding was 16,710,283.

                                    PART I

Item 1.  Business.

                                    GENERAL

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results, events, or performance could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Factors that may Affect the Company's Business," and elsewhere herein.

Jagged Edge Mountain Gear, Inc., a Colorado corporation, (NASDAQ OTC Bulletin Board (OTCBB) - JEMG) was originally formed as a Utah LLC and was converted to a Colorado Corporation on July 27, 1997. Jagged Edge Mountain Gear, Inc. ("JEMG" or the "Company"), designs, produces and distributes technically sophisticated outdoor clothing and accessories, using high-performance fabrics, for outdoor sports activities under the name Jagged Edge Mountain Gear. The Company owns and operates three retail stores under the name Jagged Edge Mountain Gear, a wholesale division, a retail catalog mail-order division and a retail Internet site. The retail stores are all located in Colorado ski resort towns. The catalog and Internet site cover a national market. Wholesale sales are both domestic and international.

During the fiscal year ended July 31, 2000, the Company was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, the Company did not dispose of any material amounts of its assets other than in the ordinary course of its business.

As a result of significant losses from operations and working capital shortages, Jagged Edge Mountain Gear, Inc.'s independent accountants have included a going concern qualification in their audit opinion. See "Management's Discussion and Analysis" for the Company's discussion of its financial condition and results of operations.

The  Company's  primary  means of  distribution  of its products  are:
        o       Retail, through it's own stores.
        o Wholesale, through its wholesale division, supplying retail and wholesale accounts in both the US and overseas, primarily Japan.
        o       Catalog mail-order sales.
        o E-commerce, through the Company's own website and through affil-iations with major web portals.

The Company introduces a line consisting of new and revised products approximately every six months. Each season, there are at least 60 products in the line. The lines are shown and offered at national trade shows and through independent sales representatives.

The Company believes that Jagged Edge Mountain Gear is one of the world's premier brands of high-performance outdoor apparel, offering technical superiority in fabrics, materials and construction coupled with a price point below that of its' competition.

                               INDUSTRY OVERVIEW

Primarily climbers, skiers and serious outdoor enthusiasts have used technical outdoors apparel and accessories historically. In recent years, these products have become increasingly popular among a broader group of consumers. The Company believes that this growth has been the result mainly of the following:
        o An increase in outdoor recreational activities by the general population.
        o A shift in consumer preferences leading to a growing demand for highly functional products rather than fashion-oriented products.
        o       Growing acceptances of outdoor apparel as casual wear.
        o An increase in the technical sophistication of products in this field at an affordable price.

The trend towards more active outdoor lifestyles is demonstrated by increased participation in a variety of outdoor activities such as snowboarding, skiing, rock climbing, camping, hiking and backpacking. A 1997 survey by the Travel Industry Association of America indicated that one-half of U.S. adults, or 74 million people, have taken an adventure travel trip in the past five years. Of these, 31 million engaged in "hard" adventure activities like whitewater rafting, scuba diving and mountain climbing. In addition, even individuals who do not participate in outdoor activities, or require the functionality of a high-performance product have increasingly worn outdoor or rugged apparel as casual clothing. Casual wear in general also has become increasingly popular, particularly in the workplace.

The Company believes that consumers are demonstrating an increasing preference for functional, performance-oriented products. Consumer purchase decisions often are driven as much by a desire to create a particular perception of them as healthy and active as by an actual need for these products. An example of this trend is the growing popularity of sport utility vehicles, which have become one of the fastest growing segments of the automotive industry despite the fact that less than 2% of owners of such vehicles never venture off paved streets or utilize the 4-wheel drive.

                               COMPANY OVERVIEW

The Company is a designer, distributor and marketer of technically sophisticated outdoor apparel and rugged sportswear under the Jagged Edge Mountain Gear brand name. Jagged Edge Mountain Gear, Inc. is located in Telluride, Colorado, an upscale ski resort mountain town. Over the past 10 years, the Company has built a strong and widely recognized reputation for high-quality, innovative and technically sophisticated products, which management believes has established

Jagged Edge Mountain Gear as a respected premier specialty brand of outdoor apparel.

The Company offers a broad range of high-performance, technically sophisticated outdoor apparel and accessories. The Company's goal is to offer the most technically advanced products in its field. The Company designs many of its products for extreme applications such as high altitude mountaineering, rock and ice climbing, and back-country skiing. While management acknowledges that only a small fraction of consumers who buy the Company's products purchase them exclusively for participation in such activities, the ability of its products to achieve high levels of performance under extreme conditions reinforces The Jagged Edge Mountain Gear brand identity.

                                   PRODUCTS

The Company designs, manufactures, and sells a broad range of outerwear under the brand name Jagged Edge Mountain Gear. The Company's products are often used in severe weather and other extreme or adverse conditions. The Company product lines include the flagship Telluride Mountain series - considered by many to be the finest available, a new Gold Hill series - more moderately priced skiwear, yet still full featured, and the Glacier, North Wind, Jannu, Escape, and Cold Mountain Windbloc series. Each series is designed and developed for specific weather conditions and end use, and is produced with a target demographic in mind. The Company strives to offer products at moderate price-points that appeal to a broad consumer base; are higher in quality than many competitive products while incorporating materials and technologies to create the most technically advanced designs. Additionally, through the Company's retail locations the Company also sells products that compliment the Jagged Edge line including accessories, rugged footwear and other items. As a result of the more than 10 years of experience gained as a provider of outdoor apparel, the Company believes it has achieved and is recognized for the highest level of authenticity in the outdoor apparel industry.

Management believes that its dedication to producing high-quality, innovative and technically sophisticated products is exemplified by its marketing statement, "The Journey is the Destination." The Journey represents the Daoist philosophy of promoting the experience. The philosophy is not focusing on achieving a summit, but promotes everything that goes on in one's heart, body and mind. This simple, yet profound statement is the foundation for the Company's corporate culture and differentiates Jagged Edge Mountain Gear from any other company in the outdoor apparel industry.

Jagged Edge Mountain Gear products are original designs and carry a warranty against defects in materials and workmanship. To date warranty claims for product defects have been immaterial, but the Company cannot assure that future claims will not increase. Further, in the event that the Company experiences problems with product quality or reliability, its reputation as a provider of high-quality products could suffer, which could have a material adverse effect on the Company's business.

Outerwear:

The Company's outerwear products are organized into various product series and categories, as described above. The Company's outerwear is designed to provide protection from various combinations of cold, wet and windy conditions and to accommodate the range of motion required for the most extreme outdoor activities. In addition, many of the Company's outerwear products are designed to adapt to varying conditions and situations, taking into account the unpredictability of the weather and the fact that some outdoor activities alternate between periods of extreme exertion and total rest, requiring a proper balance between ventilation and insulation. Each year, the Company enhances its outerwear lines by adding new products and design innovations. This year, for example, the Company introduced its Gold Hill series of outerwear garments. Designed with skiing and snowboarding specifically in mind, these jackets and pants are superb for all types of harsh weather activity. The price point is set in a range that should appeal to a broader market segment. In the Fall 2000 Skiing Magazine equipment issue, Jagged Edge Mountain Gear was described as the provider of garments, which should be worn to "fit in" with the local ski town populations.

Accessories:

  The Company offers various non-Jagged Edge accessories, soft goods and rugged footwear for sale through its retail store locations. Backpacks, bags, maps, other brand name clothing, hats, gloves/mittens, goggles and sunglasses are items comprising this class of sales. These items are intended to complement the Jagged Edge brand and translate into add-on sales in the retail locations.

                       RESEARCH, DESIGN AND DEVELOPMENT

The Company's lead designer, along with other management and staff, bring more than 15 years of experience individually, of mountaineering, rock and ice climbing, trekking, and skiing trips. Through actual use of the Company's products in extreme conditions, and building product based on "real use" for superior function, the brand has achieved the highest level of authenticity in the outdoor apparel industry.

The Company's goal is to offer the most technically advanced products in its class and to establish standards for quality, performance, and price in each of the Company's product categories. The Company evaluates consumer trends, monitoring the needs and desires of customers, and works internally and with its suppliers to further develop products to enhance product designs.

The Company regularly reviews its product lines and actively seeks input from a variety of sources, including elite athletes, retailers, magazine reviews, consumers and fabric suppliers.

                            MARKETING AND PROMOTION

The Company's goal is to increase brand awareness by projecting a high quality, technically sophisticated and authentic image that appeals to core users and serious outdoor enthusiasts, as well as to a broader segment of consumers. The Company conveys such an image by featuring climbers, explorers and skiers using the Company's products on high altitude expeditions and picturesque rock and ice climbs. The Company's marketing materials utilize language and images that, while directed to the extreme athlete, appeal to a broader segment of consumers.

The Company believes that it has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster brand loyalty and to further enhance its authentic image, the Company has in place a national print advertising campaign specifically targeting the skiing and climbing audience. Print ads currently run in Skiing, Powder, Backcountry, Rock and Ice, Climbing, Couloir's, and other sports oriented publications, which target the demographic population the Company feels purchase its products. Moreover, gear reviews have been recently written in Climbing Magazine, Outside, Hooked On The Outdoors, Skiing, Outdoor Retailer and other magazines, all touting the excellence of the Jagged Edge garments.

The company founders, Margaret A. Quenemoen (President/CEO), and Paula S. Quenemoen (Executive Vice President), identical twin sisters, are well known in the industry. Quite frequently, they are invited to discuss entrepreneurship or other topics on various radio talk shows, or to participate in various mountaineering presentations throughout the region. In the past the women have also been featured on "Small Business 2000" a 1/2 hour PBS television documentary, and were the primary case study described in the Nahavandi & Malekzadeh textbook "Organizational Behavior"; Prentice Hall, Copyright 1999. This textbook also featured the Company in 45-minute video presentation, an accompaniment to the textbook. The Company believes this participation enhances the Jagged Edge Mountain Gear image and further identifies Company management as users, testers, and designers of the Company's technical outerwear.

                            SALES AND DISTRIBUTION

The Company currently markets its products through four primary sales divisions, and each sales division contributes differing gross profit percentages to the Company. 1) Jagged Edge owned and operated retail stores, 2) The Company's wholesale distribution network 3) The retail catalog division, and 4) The Company's internet web site and other sales affiliations. Other revenue sources are immaterial.

        o Jagged Edge Retail Stores. Jagged Edge owned and operated retail store net sales were approximately $1,353,477 or 491% of total gross Company sales during FY2000.
        o Wholesale Distribution. The wholesale distribution network net sales were approximately $1,010,747 or 36% during FY2000. The wholesale division distributes product both domestically and internationally. Domestic and international sales were approx-imately $757,447 and $253,300 during FY2000.
        o Retail Catalog Division. The retail catalog division net sales were approximately $321,771 or 11% of total gross Company sales during FY2000.
        o Internet and other sales and revenue sources accounted for the bulk of the Company's remaining sales, approximately $53,055 or 4% during FY2000.

Company Operated Retail Stores

The Company's three retail stores are an important component of its marketing and product development strategies and provide a targeted environment in which to merchandise and sell Jagged edge Mountain Gear product lines. Located in year round ski resort communities, these stores carry a broad range of Jagged Edge Mountain Gear products and complementary accessories from other manufacturers. The Company believes that as a result of its ability to control the visual presentation and product assortment in its retail stores, these stores help build brand awareness and introduce consumers to a broad range of Jagged Edge Mountain Gear products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of whom are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

The Company's retail stores are located in the following towns: Telluride, Colorado (Flagship store), Breckenridge, Colorado, and Crested Butte, Colorado. Although the Company considers its retail stores to be an important aspect of its brand name strategy, the Company currently has no plans to open additional retail stores, although no assurances can be given.

Wholesale Sales

The Company's wholesale customers currently consist, primarily; of large specialty outdoor product retailers such as REI, or small independently owned skiing or mountaineering specialty shops. The Company sells its products to approximately 100 wholesale customers in the United States, representing an estimated 100 storefronts. Internationally, the Company sells to approximately 25 wholesale distributors and brokers, representing an unknown amount of storefronts.

Independent  sales  representatives  sell the  Company's  products to  wholesale customers in the United States. Internationally, Jagged Edge employees facilitate the sales. Sales representatives provide customer support, review each account on a periodic basis and assist the Company in forecasting levels of product needs. In addition, they conduct in-store clinics to educate sales personnel on the technical qualities and uses of the Company's products.

Independent sales representatives are paid on a commission basis. Jagged Edge employees are paid salary and typically perform multiple tasks for the Company.

The Company maintains a small service department to handle the repair or replacement of defective or damaged merchandise. Most of the Company's products are covered by a lifetime warranty, with the exception of those non-Jagged Edge products sold through the Company's retail stores.

The Company's wholesale business in FY2000 constituted an increasing percentage of total Company sales as compared to the Company's sales in Company-owned retail stores or catalog sales. Wholesale business contributes a smaller gross profit percentage to the Company, therefore overall gross margins have declined, and may continue to do so in the future, depending on the ratio of sales per division. In addition, if sales returns are in excess of anticipated amounts, adverse effects on operations could occur.

Retail Catalog Division

The Jagged Edge Mountain Gear retail catalog division is located in the Jagged Edge warehouse facility in Telluride, Colorado. During the FY2000 season the Company printed and mailed approximately 200,000 full color catalogs, total of both winter and summer catalog versions. The mailings were to a targeted customer demographic provided by an independent agency that the Company felt best represented it's customer base.

The winter catalog experienced an approximate 2.0% return rate with an average order of $105.00. The summer catalog on the other hand fell short of this success. The Company believes the reasons for summer catalogs shortfall in sales are three fold:
        o The public recognizes Jagged Edge as being primarily a winter outerwear line.
        o The unit price of each product offered in summer was substantial -ly less than individual winter products.
        o Purchasers are more likely to travel outside shopping in the warming spring season, rather than catalog shopping.

The Company does not have plans to repeat a large summer catalog but may instead only send a small brochure to their preferred mailing list customers. During the winter season, FY2001 the company is printing and mailing 475,000 catalogs. The company expects an overall return rate near 2.0% and $120.00 per order average, although no assurances can be given.

Third-party carriers ship all of the Company's products. Primary carriers include UPS, Federal Express, and US Postal service.

Fluctuations in Sales

Sales of the Company's products historically have fluctuated due to conditions beyond the Company's control, such as seasonality, climatic conditions, and economic cycles. Variables such as weather patterns, poor or late ski seasons, economic cycles, and other conditions that affect consumer spending in resort communities, can have a significant effect on Company revenues. The Company's results of operations may also vary from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, product received from overseas suppliers, and the timing of Company advertising and marketing expenditures. In particular, since the Company sells its technical mountain gear to skiers in the three resort towns in which it runs retail stores, as well as through other retailers located in winter resorts, each year's timing of, and amount of snowfall has a significant effect on customer traffic and sales. On the positive side, sports enthusiasts in other geographic areas, through retails stores supplied by the wholesale division, and in the summer sports months in Colorado, continue to purchase Jagged Edge Mountain Gear year round.

Warranty

Jagged Edge Mountain Gear products are warranted for defects in materials and workmanship. Defects are repaired by the Company at the Company's cost, if the applicable conditions to the warranty are satisfied. The company historically has incurred immaterial warranty costs and recognizes warranty expense at the time of repair.

                            INTERNATIONAL OPERATIONS

The Company's business is subject to the risks generally associated with doing business abroad. These risks include adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies), changes in import duties or quotas, the imposition of taxes or other charges on imports, the impact of foreign government regulation, political unrest, disruption or delays of shipment and changes in economic conditions in countries in which the Company's suppliers are located.


                          SOURCING AND MANUFACTURING

 Sources of Raw Materials

The Company has well-established relationships with several major suppliers of materials in the marketplace. Some of these suppliers are: Malden Mills (Fleece and Technical Fabrics), Dyersburg Fabrics (Fleece), Burlington Mills (Technical Fabrics), YKK (zippers) and several others to a lesser degree. To diversify dependence on one of the two primary fleece suppliers, orders have been historically divided between Dyersburg and Malden Mills. Additionally, by creating garments in unrelated fabric technologies, dependence on these major suppliers reduces the Company's exposure and risk.

Orders for fabric, and to a lesser extent for completed garments, are typically placed 6-9 months prior to the beginning of each sales season and only limited re-ordering for fabric is possible after orders are placed. This large lead-time is typical for the industry and requires accuracy in product sales forecasting and cash flow management. Since a sales forecast will never be 100% correct, some items will be short and some items will be over at the end of the year. Factors that can affect sales are international, national, state and local economies, weather conditions throughout the country, fashion trends, and other uncontrollable factors. Because of anticipated increases in sales, these described factors, and other conditions the Company production for this fiscal year increased, resulting in inventory levels to grow by 15% from $866,500 in 1999 to approximately $1,000,000 in FY2000.

The Company sources production of its products from unaffiliated manufacturers primarily located in Hong Kong, China, Korea, Indonesia, India, Japan, and the United States. The Company believes that it has good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet any foreseeable increase in demand for its products.

To ensure that products manufactured for the Company are consistent with its quality standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used and the suppliers of such materials, and negotiating the prices for such materials.

The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. None of the manufacturers used by the Company produce the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business.

The Company requires its independent manufacturers to operate in compliance with applicable laws and regulations. Although the Company's internal and vendor operating guidelines promote ethical business practices and the Company's personnel periodically visit and monitor the operations of its independent manufacturers, the Company does not control these vendors or their labor practices. The violation of labor or other laws by an independent manufacturer of the Company, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for the Company and could have a material adverse effect on the Company.

The Company imports a significant portion of its merchandise from contract manufacturers located in the Far East, including China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

                        MANAGEMENT INFORMATION SYSTEMS

During FY2000, the Company did not experience any business interruption due to the Year 2000 Y2K issue. The Company's management is, however, currently in the process of implementing a new integrated computer information system. This new system is 100% Y2K compliant and the Company believes successfully addresses any potential, or residual, year 2000 issues. The new system includes integrated modules for a full range of financial, distribution, merchandising, forecasting, and retail POS systems. This implementation includes data conversion, software modification, interfaces, setup, and training. The Company believes that the expected information system improvements made in 2000 and beyond, along with routine upgrades and other enhancements, should be sufficient to accommodate the Company for the foreseeable future. During the remainder of 2000, and into 2001, additional functionality will be introduced and final major enhancements completed. There can be no assurance, however, that any system implementation or system upgrades will be completed in a timely manner, will be adequate to meet the needs of the Company, and will not strain the Company's financial resources.

                                  COMPETITION

The Company's industry is intensely competitive, with several other manufacturers of technical outdoor clothing competing in the national and international marketplace. Moreover, there are now other non-technical clothing companies entering the outerwear market. Jagged Edge Mountain Gear's primary competitors include Patagonia, The North Face, Marmot, Mountain Hardware, Sierra Designs and various other technical outerwear manufacturers. The Company is still a relatively small player in the industry, but has already built strong brand name recognition. The Company is recognized as a highly creative producer of innovative and functional products. Through expected growth in revenues in the Jagged Edge Mountain Gear retail stores, wholesale distribution, direct catalog, and the web site, Jagged Edge Mountain Gear expects that it will continue to expand its market share, although there can be no assurance given that this will happen.

The markets for the Company's products are highly competitive, with competition based primarily on price, quality, brand name recognition (marketing) and service. Although management believes that it does not compete directly with any single company with respect to its entire range of products, the Company does have significant competitors within each product category. In addition, as the Company expands its product lines and offers products at a broader range of price points, it will likely come into competition with additional outdoor apparel and equipment companies. While the Company believes that it has been able to compete successfully because of its brand image and recognition, the broad range and quality of its products, and its selective distribution and customer service policies, including the warranty its products carry, there can be no assurance that the Company will be able to maintain or increase its market share in the future.

Consumer demand for the Company's products may be adversely affected, if consumer interest in outdoor activities does not grow or declines. In addition, competitors may have more resources to advertise and market their products, capturing additional market share. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely affected. The Company cannot assure future growth or consumer demand for its products. If consumer interest in outdoor activities grows, more competitors, who are better financed, may enter the market.

                           TRADEMARKS AND LICENSING

The Company has one trademark registered with the United States Patent and Trademark Office: "Jagged Edge Mountain Gear." Royalties were paid to Renee' Merlo for the use of the name Jagged Edge up until, and through April 2000. Royalties amounted to $500 per quarter up to $2 million in sales and $1,000 per quarter above that level, applying strictly to sales of Jagged Edge Mountain Gear branded merchandise. In April 2000 a favorable agreement was reached with Renee' Merlo to purchase the trademark name, "JAGGED EDGE" completely. In consideration of a combination of cash and stock, with a fair market value of $20,000, the Company purchased the trademark outright from Renee' Merlo.

Jagged Edge Mountain Gear registered and owns the "JAGGED EDGE" trademark in Japan.

The Company owns the domain name for its web site jagged-edge.com and has recently purchased the domain name jaggededge.com for $700 in Jagged Edge product at retail value.

Because of the popularity of many of the Company's products and their strong brand identity and distinctive designs, The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement. There is no assurance that the Company's efforts to stop or reduce any copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

                                   EMPLOYEES

As of July 31, 2000, the Company had 14 non-retail store employees. In addition, the Company had 15 retail store employees. These numbers fluctuate significantly during "on" and "off" seasons. The non-Jagged Edge independent sales force totaled 12 during FY2000. The Company believes that its relations with its employees and independent sales representatives are good.

Item 2.  Properties.

  The principal executive, administrative and warehousing offices of the Company are located at 52 Pilot Knob, Telluride Colorado, 81435. The general location, use and approximate size of the Company's principal locations, all of which are leased, are set forth below:



LOCATION                                             USE              MONTHLY LEASE
--------                                             ---              -------------

52 Pilot Knob Lane, Telluride CO 81435        Corporate, Warehousing     $3,600/mo                 Expires: Nov. 1, 2004
2020 Navajo Heights, Moab, UT 48532           Administrative             $600/mo                   Expires: Oct. 31,2001
129 W. Colo. Ave., Telluride, CO 81435        Retail                     $3,000/mo                 Expires: May 15, 2005
326 Main Street, Breckenridge, CO 80424       Retail                     $3,705/mo                 Expires: Sep. 1, 2001
201 Elk Avenue, Crested Butte CO 81224        Retail                     $4,193/mo                 Expires: June 2, 2015
612 Main Street, Ouray CO 81427               Retail                     $950/mo                   Expires: Feb. 28, 2001
565 Mt. Village Blvd, Mt Village, CO 81435    Retail                     $553/mo                   Expires: Mar. 1, 2017


Sublease of Location:

Ouray, CO: 612 Main Street, Ouray CO 81427
As of March 1, 2000, this location was sublet for the remaining term of the lease.

Change of Location:

In October, 1999 the Salt Lake City, UT office was closed and replaced with the Moab, Utah office. The lease on the Salt Lake office was cancelled.

Option to Purchase:

Jagged Edge Headquarters: 52 Pilot Knob Lane, Telluride CO 81435
The Company's lease contained an option to purchase the property. The option expired June 1, 2000 and was not exercised by the tenant.

Expansion:

Telluride, CO: 129 W. Colo. Avenue, Telluride, CO 81435
The Company  increased  the retail  selling  area by 400 square feet in February
1999.

Termination of Lease:

In October, 2000 the Company reached an agreement with the leasor of the Mountain Village property. The lease on the property will terminate and be voided at December 1, 2000.

Competitive Conditions

Jagged Edge Mountain Gear may experience competitive real estate market conditions at the expiration of one or more of its leases. It is possible that renewal may become difficult or economically unfavorable, however that has not been the experience historically.

Insurance

The Company carries a comprehensive commercial business insurance policy consisting of a commercial package, commercial auto, commercial umbrella, inland marine, and workers' compensation coverage for the Company. The package provides coverage for each of the Jagged Edge Mountain Gear retail locations.

Jagged Edge Mountain Gear Locations: Address, Square Footage, and Annual Rent:

Jagged Edge Mountain Gear Corporate Offices: 52 Pilot Knob Lane, Telluride CO 81435
Area Square Feet: 5,000
Annual Rent: $43,200

Moab, UT: 2020 Navajo Heights, Moab, UT     48532
Area Square Feet: 1,100
Annual Rent: $7,200

Telluride, CO: 129 W. Colo. Avenue, Telluride, CO 81435
Area Square Feet: 1,838
Annual Rent: $36,700

Breckenridge, CO: 326 Main Street, Breckenridge, CO 80424
Area Square Feet: 1,100
Annual Rent: $54,200

Crested Butte, CO: 201 Elk Avenue, Crested Butte CO 81224
Area Square Feet: 1,400
Annual Rent: $47,000

Ouray, CO: 612 Main Street, Ouray CO 81427
Area Square Feet: 1,000
Annual Rent: $11,400

Mountain Village, CO: 565 Mt. Village Blvd, Mountain Village, CO 81435 Area Square Feet: 689
Annual Rent: $6,600

Gross Annual Rental:

The gross annual rental represented by Jagged Edge Mountain Gear leases totals approximately $206,300.

Item 3.  Legal Proceedings.

As of November 1999 the following matter has been settled:

The following legal proceedings were pending as of July 31, 2000, or aso f date hereof against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the year ended July 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information
     ----------------------

The Company's common stock is quoted on the over the counter bulletin board (OTCBB) under the symbol JEMG. On January 14, 2000, trading was moved to the "pink sheets" for failure to timely comply with the filing of the Company's form 10-SB with the SEC. The Company's stock remained on the "pink sheets" until July 19,2000, when it was reinstated on the OTCBB.

The quotations shown below were compiled by Jagged Edge Mountain Gear (JEMG) from monthly statistical reports supplied by OTCBB and other reliable sources. All quotes represent bid and ask prices or averages and may not necessarily represent actual transactions in common stock.

                                             High                 Low
                                             ---------------------------
Fiscal Year Ended
July 31, 2000
-------------------
First Quarter  (08/99-10/99)                  $ 0.57               0.30
Second Quarter (11/99-01/00)                    0.60               0.20
Third Quarter  (02/00-04/00)                    0.50               0.20
Fourth Quarter (05/00-07/00)                    0.33               0.22

Fiscal Year Ended
July 31, 1999
-------------------
First Quarter *(08/98-10/98)                  $ 1.00             $ 0.08
Second Quarter (11/98-01/99)                    0.49               0.09
Third Quarter  (02/99-04/99)                    0.91               0.31
Fourth Quarter (05/99-07/99)                    0.75               0.41

* The OTC began quoting the Company's common stock on July 6, 1998.

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     (b) Holders
     -----------

As of July 31, 2000 and July 31,1999 the Company had approximately 152 and 134 holders of record for its common stock respectively, not including an unknown number of beneficial holders in street name.

     (c) Dividends
     -------------

Because of its need to retain its cash for operations and the lack of a positive cash flow, the Company has never paid a dividend with respect to its common stock and does not intend to pay such a dividend in the foreseeable future. At this time the Company intends to retain all earnings if and when derived, for use in its business.

     (d) Common Stock
     ----------------

Each share of common stock is entitled to one vote for each share held of record. All shares of common stock will participate equally in dividends when and if declared by the Board of Directors. The shares of common stock have no preference, conversion, exchange, preemptive or cumulative rights.

     (e) Options & Warrants
     ----------------------
The terms of an agreement reached with an investor during FY2000 required the Company to issue an option contract, which contains the potential for exercise of 3,000,000 options, over a three-year period. These options are exercisable under the following terms:

        o June 2000 to July 31, 2001: 1,000,000 options at strike price 25% below the prior 60 days bid price average. If not exercised, these options expire.
        o August 1, 2001 to July 31, 2002: 1,000,000 options at strike price 20% below the prior 60 days bid price average. If not exercised, these options expire.
        o August 1, 2002 to July 31, 2003: 1,000,000 options at strike price 15% below the prior 60 days bid price average. If not exercised, these options expire.
        o       These options are not cumulative.


Subsequent to July 31, 2000, the Company issued 400,000 options at $0.28, for a three-year term, effective September 12, 2000. These options were a condition of a short-term loan the company received in the amount of $475,000.

     (f) Preferred Stock
     -------------------

As of this date, no preferred shares have been issued.

     (g) Common Stock Material Rights
     --------------------------------

All Common Stock will participate equally in net assets on liquidation.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report on form 10-KSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may," "expects to," and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of Jagged Edge Mountain Gear, Inc., and the ability to increase distribution of the Company's products. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks, which are beyond the Company's ability to predict or control, and which may cause actual results to differ materially from the projections or estimates contained herein. These risks are described in this Item 6, and also elsewhere in this form 10-KSB. The business and economic risks faced by the Company and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

As discussed in Note B to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages.

As a result of significant negative operating cash flow during FY2000 the Company had, at July 31, 2000, working capital of approximately $496,700 versus $514,900 at July 31, 1999. The opinion of the Company's auditors that accompanies the financial statements contains a going concern qualification.

Unless the Company can obtain raise additional equity or obtain additional debt, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in this
Item 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Senior management has taken a number of steps, starting in FY2000 and continuing into FY2001, to restructure and streamline the Company's management, infrastructure, product line, product costing, and expense structure to better match and monitor individual revenue and cost centers. Key to this restructuring is the installation of the Company's new integrated computer system, described in Part I, above. Additionally, the Company is implementing personnel policies directly addressing the hiring of, and retention of, quality management staff. Professional management is being sought to complement the Company's growth curve, and to help guide the Company through and beyond the current growth cycle. This restructuring will enable senior management to significantly improve their analysis of the Company's operations on a center-by-center basis, and reduce or eliminate non-performing or non-critical areas. In addition, the Company has taken an approximate $120,000 write off of excess inventory and sales samples in the fourth quarter of FY2000. The Company is also currently discounting its prior seasons unsold finished goods inventory. Management expects that gross margins will improve materially on FY2001 sales as management focuses on sales within the revenue centers providing the greatest product margins, and the overall profitability of the Company is expected to improve due to control over the Company's various cost centers. The Company cannot offer any assurance, however, that profitability will, in fact, increase.

Due to the fundamental requirement for the Company to achieve positive cash flow from operations and positive net income, the Company will continue to direct it's Management efforts toward reviewing and improving product profit margins, throughout the Company lines, and increasing revenues from the sale of products with higher profit margins. To continue the Company's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures and inventory control measures are also now in place, or are being implemented to ensure minimized product costs and to avoid excess inventory levels.

The Company anticipates negative cash flow from operations for the first quarter of FY2001, through the end of the fiscal year. During FY2000, cash flow deficits were funded by the sale of common stock. The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity.

Unless the Company is able to accomplish one or more of the above, it may be facing significant working capital shortages continuing through FY2001. Management of the Company does not believe that its existing capital resources are sufficient for the 2001 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during FY2000 and is required to repay its debt according to existing maturities. The Company is currently seeking additional debt or equity capital to augment its working capital position, or an arrangement with another company, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses until such time as its restructuring efforts result in a level of positive cash flow or profitability, although no assurance of that fact can be given.

If the Company is not able to obtain additional debt or equity capital it will continue its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity.

Subsequent to July 31, 2000 the Company obtained a loan totaling $475,000 from a non-related party. Loan proceeds were received in two separate installments of $75,000 and $400,000, paid in August and September, 2000 respectively. Proceeds were used primarily to release Jagged Edge production goods from overseas suppliers, and to a lesser extent for day to day operational expenses during the "off peak" seasons.

Liquidity and Capital Resources
--------------------------------

During the fiscal year ended July 31, 2000, the Company's current ratio
Declined slightly to 1.79 as compared to 1.92 at July 31, 1999. Net working capital decreased to $496,716 at July 31, 2000 from 514,919 at July 31, 1999. The Company's cash balances increased to $64,279 at July 31, 2000, from $42,606 at July 31, 1999.

Principal changes in the components of net working capital for the fiscal year ended July 31, 2000 as compared to fiscal year ended July 31, 1999 consist of:



                                                                                                  ---------------------------
                                                                                                    Change From FY1999 to
                                                  %                       %                                 FY2000
                                                                                                  ---------------------------
Working Capital Components:                     Total      FY2000       Total      FY1999                      $
                                                -----      ------       -----      ------                      -

Cash & cash equivalents                            6.6%         64,277     4.0%        42,606       $      21,671
Trade receivables                                  3.0%         28,854     3.0%        32,652       $      (3,798)
Other receivable                                   3.0%         29,341    12.1%       129,341       $    (100,000)
Inventories                                       87.2%        851,087    80.9%       866,558       $     (15,471)
Pre-paid expenses                                  0.3%          2,977     0.0%           525       $       2,452
                                              ------------------------------------------------     --------------------------
Current Assets                                   100.0%        976,536   100.0%     1,071,682              53,325

Accounts payable and accrued liabilities          67.7%        526,909    63.2%       351,897       $     175,012
Current maturities of notes payable               23.3%        181,157    25.1%       139,886       $      41,271
Other current payables                             9.1%         70,461    11.7%        64,980       $       5,481
                                              ------------------------------------------------     --------------------------
Current Liabilities                              100.0%        778,527   100.0%       556,763             221,764

                                                       ----------------        ---------------     --------------------------
Working Capital                                         $    198,009            $   514,919         $    (316,910)
                                                       ================        ===============     ==========================


The principal reason for the decrease in working capital during FY2000 include negative cash flows from operating activities primarily due to an aggressive increased print marketing campaign, increased labor costs, and a significant inventory reduction sale. Additionally, working capital further decreased due to increases in current maturities of notes payable, accounts payable and accrued expenses to help fund operating expenses.

Throughout the third and fourth quarter of FY2000, Management has taken substantive measures to reduce expenses by a decrease in the number of sales, marketing, and administrative personnel, the closure of non-performing retail locations (Telluride Mountain Village and Ouray), along with expense cuts in management compensation, consulting and some advertising. The Company cannot offer any assurance, however, that profitability will, in fact, increase due to these measures.

Issuance of, and sale of restricted stock for cash
---------------------------------------------------

Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $898,970 received from the sale of 3,913,834 shares of the Company's common stock placement to accredited investors pursuant to Sections 4(2) and 4(6) of The Securities Act.

Currently, as a condition of an independent investors June 2000 common stock investment, there are 1,000,000 common stock options outstanding as of July 31, 2000. These options are exercisable under the following terms: o June 2000 to July 31, 2001: At strike price 25% below the prior 60 days bid price average.
        o June 2000 to July 31, 2001: 1,000,000 options at strike price 25% below the prior 60 days bid price average. If not exercised, the options expire.
        o August 1, 2001 to July 31, 2002: 1,000,000 options at strike price 20% below the prior 60 days bid price average. If not exercised, the options expire.
        o August 1, 2002 to July 31, 2003: 1,000,000 options at strike price 15% below the prior 60 days bid price average. If not exercised, the options expire.

Subsequent to July 31, 2000, the company issued 400,000 options at $0.28, for a three-year term, effective September 12, 2000. These options were a condition of a short-term loan the company received for $475,000 during August and September 2000.

If exercised (of which there can be no assurance), these options would provide additional working capital to the Company.

The Company is exposed to market risks, which include foreign currency risks, interest rate risks and inflation risk. The Company does not engage in financial transactions for trading or speculative purposes.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's inventory purchases from contract manufacturers in the Far East are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future.

In addition, the Company's sales in Japan and Canada are denominated at the time of order commitment, in the United States dollar, which may have a negative impact on order completion or fulfillment or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly versus the related foreign currency. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

Furthermore, the Company may be affected by economic and political conditions in each of the countries in which it transacts business. Risks associated with operating in the international arena include:
        o Economic instability, including the possible revaluation of currencies.
        o Extreme currency exchange fluctuations where the Company has not entered into foreign currency forward and option contracts to manage exposure to certain foreign currency commitments hedged any forward transactions.
        o       Changes to import or export regulations (including quotas).
        o       Labor or civil unrest.
        o       In certain parts of the world, political instability.

The Company has not as yet been materially affected by any such risks, but cannot predict the likelihood of such developments occurring or the impact of any such risks to the future profitability of the Company.

Interest Rate Risk
-------------------

The interest payable on some of the Company's loans is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rises due to increases in the prime rate, the Company's results from operations and cash flows would be impacted, although the Company believes, not materially.

Inflation Risk
--------------

The Company believes that the relatively moderate rates of inflation over the last three years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, but this has not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by negotiation, increasing selling prices or changing suppliers.

Results of Operations.

Jagged Edge Mountain Gear operations resulted in a net loss of approximately $1,160,722 during FY2000 as compared to a net loss of $503,200 during FY1999. Net loss per share for FY2000 and FY1999 was $(0.08) and $(0.04), respectively based upon weighted average shares outstanding of 14,323,232 and 12,729,001, respectively. Company Management attributes the increased loss during FY2000 primarily to the following factors.
o A significant sale of surplus inventories to one wholesale customer at a margin less than standard markup. The sale was completed to reduce inventory levels and generate operating cash during the "off season."
o Late seasonal winter weather patterns in the Colorado ski towns where Company owned and operated retail stores are located. Resulting in less than expected sales volumes, particularly over the Thanksgiving to Christmas season.
o The closure of two retail store locations - Telluride Mountain Village and Ouray. Disappointing sales revenues, coupled with fixed operational and labor costs necessitated the closures.
o Additional print advertising and marketing expenditures to support both increased catalog sales and the Company's wholesale division expansion.
o Substantial cost inefficiencies associated with a rapid expansion of the Company. Increased employee costs and infrastructure to support increased sales and expansion.

Beginning in the second quarter of FY2000, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow and eventual profitability in the future.

Additionally, as an aid to understanding trends of the Company, the following two ratios describe historical summaries of liquidity and inventory activity for the fiscal years ended July 31, 2000 and 1999.

The current ratio, which is computed by dividing total current assets by current liabilities, is a measure of the Company's ability to meet its current obligations as they come due. The Company's current ratios for FY2000 and FY1999 were 1.79 and 1.92 respectively, with a change of (0.13).

The inventory turnover ratio, which is computed by dividing total cost of sales by inventory, is a measure of inventory turns completed during the year. The Company's inventory turnover ratios for FY2000 and FY1999 were 3.01 and 2.53 respectively, with a change of 0.49.

Revenues
--------
Jagged Edge Mountain Gear total net product sales for all sales divisions during FY2000 and FY1999 were approximately $2,739,050 and $2,206,384 respectively, for an increase of $532,666 or 24.1%.

Retail store gross sales for FY2000 and FY1999 were approximately $1,408,210 and $1,455,682 respectively, for a decrease of $(47,471) or (3.3)%. For FY2000 and FY1999 retail store gross sales comprised 51.4% and 66.0% of total product sales, respectively. The primary reason retail sales were down from FY1999 is the retail store closings of the Ouray and Mountain Village, Colorado locations during March and April 2000. Gross retail store sales during FY2000 and FY1999 for the three remaining locations (Telluride, Breckenridge, Crested Butte) were $1,261,064 and $1,256,385 respectively.

Wholesale division gross sales for FY2000 and FY1999 were approximately $1,004,243 and $486,075 respectively, for an increase of $518,168 or 106.6%. For FY2000 and FY1999 wholesale division gross sales comprised 36.7% and 22.0% of total product sales, respectively. During FY2000 international wholesale sales totaled $253,300, primarily to Japanese customers. FY1999 international sales totaled approximately $88,300, although exact numbers are not available.

Catalog and Mail Order division gross sales for FY2000 and FY1999 were approximately $393,957 and $291,376 respectively, for an increase of $102,581 or 35.2%. For FY2000 and FY1999 Catalog and Mail Order division sales comprised 14.4% and 13.2% of total product sales, respectively.

Sales returns for FY2000 and FY1999 totaled $107,231 and $43,485 respectively, for an increase in returns of $63,746 or 146.6%. Sales divisions in this analysis do not break down data for sales returns.


The following table is provided as an aid to further understand Company sales.



                                                                                            -----------------------
                                            %                       %                       Change From FY1999 to
                                                                                                    FY2000
                                                                                            -----------------------
Revenues:                                 Total      FY2000       Total      FY1999             %          $
                                          -----      ------       -----      ------             -          -

 Retail Division                            51.4%     $1,408,210    66.0%    $1,455,682         -3.3%    $ (47,472)
 Wholesale Division                         36.7%      1,004,243    22.0%       486,075        106.6%    $ 518,168
 Mail Order Division                        14.4%        393,957    13.2%       291,376         35.2%    $ 102,581
                                        ------------------------------------------------    -----------------------
Total Gross Sales Revenues                 102.5%      2,806,410   101.2%     2,233,133         25.7%      573,277
  Less: Returns                             -3.9%      (107,231)    -2.0%      (43,485)        146.8%      (63,746)
                                        ------------------------------------------------    -----------------------
Net Sales Revenues                          98.5%      2,699,179    99.2%     2,189,648         23.3%      509,531
Shipping & Freight Collected                 1.5%         39,871     0.8%        16,736        138.2%       23,135
                                        ------------------------------------------------    -----------------------
Total Net Revenues                         100.0%     $2,739,050   100.0%    $2,206,384         24.1%    $ 532,666
                                        ================================================    =======================


Management believes that contribution margins from these divisions will improve as the percentage of sales costs and expenses are decreased and brought in line with existing and projected revenues by division. There can be no assurance these positive changes will ever result in an increase in cash flow from the Company's operations or net income (as compared to the Company's historical net losses).

Cost of Goods Sold
------------------

The Company's total product cost of sales for all sales divisions during FY2000 and FY1999 were approximately $2,041,852 and $1,406,694 or 75.6% and 63.7%
respectively, for an increase of $635,158 or 45.2%.

Cost of sales percentages increased to 75.6% from 63.7% of total sales due primarily to a surplus inventory sale to a wholesaler below standard markup price. Additionally, overall discounting within sales divisions contributed to this decreased margin.

Cost of sales dollars have historically been allocated based upon total sales dollars equally among sales divisions. The Company does not currently maintain sales costs by division. With the installation of the new computer system, Management feels that the Company will have the ability to more precisely measure gross profit and contribution margin by sales division.

Selling & Marketing Expenses
----------------------------
Selling and marketing expenses for FY2000 and FY1999 were approximately $432,104 and $143,372 for an increase of $288,732 or 201.4%.

The $288,732 increase in selling and marketing expenses in FY2000 was attributable to an increase in mail order catalog printing and mailing costs for the fiscal year of approximately $215,000 (both winter and the addition of a spring/summer), the addition of and expansion of sales/marketing personnel, including the costs associated with the installation of a national wholesale sales force, and an increase in national magazine print advertisements. During the first quarter of FY2001, the number of sales/marketing personnel have been reduced as well as marketing expenditures in an effort to reduce the more than proportional increase in selling and marketing expenses relative to sales.

General & Administrative Expenses
---------------------------------

General and Administrative expenses for FY2000 and FY1999 were approximately $1,361,634 and $1,138,921 for an increase of $222,713 or 19.6%. The $222,713 increase in general & administrative expenses in FY2000 is primarily attributable to a general increase in administrative expense proportionate to increased sales, increased product sample purchases and write downs, non-cash increases in depreciation and amortization of $16,000, and a non-cash adjustment of $25,000 to record a reserve for inventory obsolescence.

Interest Expense
----------------

Interest expense for FY2000 and FY1999 totaled $47,700 and $21,500 respectively, or an increase of $26,200 or 121.9%. Interest expense increased due to increased borrowing and debt incurred to supplement cash flow. Interest includes non-cash charges for the fair market value of stock issued as payment for interest expense.

Year 2000 Compliance
--------------------

Although there can be no assurance, the Company does not feel that it has incurred any adverse impact as a result of Year 2000 (Y2k) computer software issues either as a result of third party non-compliance or as a result of internal matters. The Company has suffered no impact through November 29, 2000. None of the information technology or other software and hardware systems utilized by the Company incorporates technology that is incapable of recognizing dates beyond December 31, 1999.

In making the foregoing determination, the Company has assessed embedded systems contained in their office building, retail locations, equipment, and other infrastructures. As a result, the Company has not established a contingency plan to come into effect in the event of a Y2k catastrophe and management does not believe that such a plan is necessary. Of course, the Company is dependant on facilities outside of their control, such as electrical power supplies, banking facilities, transportation facilities (such as airlines) and communication facilities. While the Company believes, based on public reports and some notifications it has received, that these outside facilities are or will be Y2k compliant, the Company has no other basis for determining their compliance. The operations of the Company would be significantly and adversely affected if any of these outside facilities were adversely affected by the millennium and other issues related to Y2k.

Effect of Changing Prices and Inflation
---------------------------------------

Generally, inflation has not been a significant factor on the Company's operations.


Item 7. Financial Statements.

The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

Reports of Independent Public Accountants (Page F-2 and F-3)

Balance Sheet - July 31, 2000 (Page F-4)

Statement of Operations - Years ended July 31, 2000 and 1999
(Page F-5)

Statements of Cash Flows - Years ended July 31, 2000 and 1999 (Page F-6)

Statement of Stockholders' Equity - Years ended July 31, 2000 and 1999 (Page F-7) Notes to Financial Statements (Page F-8)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in Registrant's Certifying Accountant

Dalby, Wendland & Co., P.C. formerly CPAs for the Company, resigned as auditor in July 2000. Oatley, Bystrom & Hanson, CPAs of Englewood, Colorado were engaged in July 2000 as auditors for the Company.

In connection with the audit of the most recent fiscal year, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Dalby, Wendland, & Co., PC for the year ended July 31, 1999, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Dalby, Wendland & Co., PC for the year ended July 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

                               PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

         (a) Identification of Directors and Executive Officers.
         -------------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of Jagged Edge Mountain Gear, Inc. (the "Company"):

Name                    Age         Position
------------------      ---   --------------------------

Margaret A. Quenemoen   39       CEO / President / Director
PO Box 2514
Telluride, CO 81435

Paula S. Quenemoen      39       Executive VP / Director
PO Box 2514
Telluride, CO 81435

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. All directors were elected by the shareholders, and have held their positions since the founding of the Company.

Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. No director of the Company is a director of another company having securities registered under
Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

MARGARET A. QUENEMOEN, CEO, President, Director, and founder of the Company. In 1998, Ms. Quenemoen was a finalist for the Ernst and Young Entrepreneur of the Year Award. Margaret's organizational skills are demonstrated by her competent overseeing all departments and aspects of the Company particularly including, design, image and strategy. She steers and directs the Company, devising Company plans and goals. Ms. Quenemoen works closely with bankers, lawyers and other advisors. Previous employment includes an outerwear production management position at Odyssey of America in 1992, overseeing 100 plus employees. Margaret graduated from the University of Colorado at Boulder with a BA in Economics. Ms. Quenemoen has served as a director of the Company since its inception. Ms. Quenemoen holds no directorships in any other companies.

PAULA S. QUENEMOEN, Executive Vice President, Director. Ms. Quenemoen began with Jagged Edge Mountain Gear in 1993. Her position encompasses all areas of management, with special emphasis placed on catalog production and design, web site development, wholesale development, trade shows and business strategy. Ms. Quenemoen oversees the image and marketing of the Company. Ms. Quenemoen's business experience includes working as an international offshore buyer in China for Occidental Petroleum. Her fluent Chinese and contacts in China have been utilized in establishing relationships with manufacturers in China and Hong Kong. She graduated from the University of Utah with BA majors in Asian Studies and Political Science, a Minor in Chinese and a Certificate of International Relations. Ms. Quenemoen has served as a director of the Company since its inception. Ms. Quenemoen holds no other directorships in any companies.

         (b) Identification of Certain Significant Employees.
         ----------------------------------------------------

Members of senior management who make significant contributions to Jagged Edge Mountain Gear, Inc include:

CRAIG K. CARR, Chief Financial Officer

Mr. Carr was hired as the Company's Chief Financial Officer as of August 2000. He graduated from Metropolitan State College of Denver with a B.S. degree in financial accounting, and from the University of Colorado at Boulder with an MBA in information systems. Mr. Carr is a licensed Certified Public Accountant (CPA) and has earned his Certified Management Accountant (CMA) designation.

He is responsible for all financial areas of the Company including audits, bank relations, budgeting and forecasting, implementing strategic plans, information systems, financial analysis, human resources, SEC reporting and all day-to-day financial operations. In addition, he will be working closely with the production department and planning to best manage cash flows.

His background includes over 20 years diversified experience as CFO / Controller in companies such as OP Childrenswear, Crested Butte Mountain Resort, and Western Horizon Resorts, all Colorado based companies.

JORDAN CAMPBELL, Marketing and PR Manager

Mr.  Campbell  joined  the  Company  in June of  1999.  He  graduated  from  the
University   of  Colorado  in  1990  with  a  B.A.   degree  in  marketing   and
communication.

He brings to the Company extensive knowledge and experience in promoting outdoor garments to retailers and the public. The Company plans to utilize Mr. Campbell's skills to accelerate the Company's growth.

Mr. Campbell was Promotions Manager with The North Face, Inc. from 1998 to 1999. From 1997 to 1998 Mr. Campbell was the Marketing Director for Boulder Mountain Sports. From 1992 to 1997 he was Outreach Director with REI.

ERIC GILMORE, Lead Designer and Production Manager

Mr. Gilmore has been the Company's lead outerwear and clothing designer since 1997. He specs designs, sources materials, oversees production, and is an expert in high tech fabrics. He also acts as liaison between the Asian and domestic clothing factories, and the Company. Mr. Gilmore joined the Company from Eastern Mountain Sports, where he was Product Developer & Designer from 1993 to 1997.

         (c) Family relationships.
         -------------------------

Margaret A. Quenemoen, CEO / President, and Paula S. Quenemoen, Executive Vice President, are identical twin sisters and form the whole Board of Directors.

         (d) Involvement in Certain Legal Proceedings.
         ---------------------------------------------

During the past five years, no Director, Executive Officer, Promoter or Control Person of the Company has:

1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;
2) Been convicted in a criminal proceeding or is a named subject of a pend -ing criminal proceeding (excluding traffic violations and other minor offenses);
3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.
4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

During the period February 17, 2000 through July 31, 2000 the following persons failed to file reports:

        Margaret A. Quenemoen - Form 3

        Paula S. Quenemoen - Form 3

Item 10.  Executive Compensation.
          -----------------------

Margaret A. Quenemoen, President / CEO is paid $15,600 cash compensation annually for all services performed on behalf the Company. The Company also pays approximately $340 per month for the Company car used by Ms. Quenemoen and approximately $1,000 per month for Ms. Quenemoen's living quarters and miscellaneous personal expenses. Visiting employees and consultants frequently use Ms. Quenemoen's adjoining living quarters in order to reduce Company expenditures in this area. Ms. Quenemoen is committed to the viability and growth of the Company. Her financial needs are modest and she chooses to the have the funds stay in the Company at this time. No cash, stock or other compensation plan currently exists for Ms. Quenemoen. No assurances can be given that this arrangement will not change at a future date.

Paula S. Quenemoen, Executive Vice-President is paid $24,960 cash compensation annually for all services performed on behalf the Company. The Company also pays approximately $320 per month for the Company car used by Ms. Quenemoen and approximately $600 per month for Ms. Quenemoen's living and miscellaneous personal expenses. Ms. Quenemoen is committed to the viability and growth of Jagged Edge Mountain Gear. Her financial needs are modest and she chooses to have the funds stay in the Company at this time. No cash, stock or other compensation plan currently exists for Ms. Quenemoen. No assurances can be given that this arrangement will not change at a future date.


NAME / POSITION         ANNUAL                    OTHER     RESTRICTED    ALL CASH
                        YEAR    SALARY   BONUS    COMP.     STOCK         COMP.

Margaret A. Quenemoen   2000   15,600    $0    $16,080      0             $31,680
President / CEO         1999  $15,000    $0    $14,100      0             $29,100
                        1998  $ 7,346    $0    $10,115      0             $17,461
                        1997  $15,703    $0    $ 6,740      4,236,000     $22,443



Paula S. Quenemoen      2000  $24,960    $0    $11,040      0             $36,000
Executive VP            1999  $24,960    $0    $ 7,080      0             $31,840
                        1998  $24,960    $0    $ 6,615      0             $31,575
                        1997  $14,825    $0    $ 4,480      2,824,000     $19,305


         (b) Stock Option Plans.
         -----------------------

In summary, the Jagged Edge Mountain Gear, Inc. Stock Plan (the "Plan") is used as a means whereby the Company may, through awards of stock options within the meaning of section 422 of the Code:
        o Provide employees of the Company with additional incentive to promote the success of the Company's businesses and encourage such employees to remain employed with the Company.
        o Provide incentive for potential employees to accept employment with the Company.
        o Provide directors of the Company who are not also employees of the Company, and consultants and other independent contractors who provide services to the Company, with additional incentive to promote the success of the Company's business.

The laws of the State of Colorado govern the construction and operation of the Plan.

Stock Subject to the Plan.

The aggregate number of shares of the Company's .001 par value Common Stock that may be issued under Options or as Restricted Stock under this Plan may not exceed 5,000,000 shares of Common Stock. If any awards terminate or expire, as to any number of shares, new Options, and Restricted Stock may thereafter be awarded with respect to such shares.

No Participant may be granted awards under the Plan in any calendar year in respect of more than 500,000 shares of Common Stock. Option terms may vary, but are typically for periods from five to ten years.

The Board shall administer the Plan. In addition to any other powers set forth in this Plan, the Board has the exclusive authority:
        o To construe and interpret the Plan, and to remedy any ambigui-ties or inconsistencies therein.
        o To establish, amend and rescind appropriate rules and regula-tions relating to the Plan.
        o To determine the individuals who will receive awards of Options or Restricted Stock, the times when they will receive them, the number of shares to be subject to each award and the Option Price, payment terms, payment method, and expiration date applicable to each award.

As of the date of this filing, the Company has not issued, nor have any options been exercised, under this or any other incentive stock option plan.


         (c) Long-Term incentive compensation plans.
         -------------------------------------------

The Company has no long term incentive compensation plans.

         (d) Other Compensation
         ----------------------

There are no plans to pay bonuses or deferred compensation to employees of the Company.

The Company provides access to a medical insurance plan, which provides major medical and basic term life insurance for its employees. The Company also provides access to other types of coverage such as supplemental life, disability, and other insurance plans for the benefit of its employees, but at the employee's expense.

     (e) Compensation of Directors
     -----------------------------

General. The Company's directors have not been paid cash compensation for any directors meeting attended by them. To date, the directors have waived their right to receive director's fees. No assurances can be given that this arrangement will not change at a future date.

Indemnification Agreements. The Company's bylaws provide for indemnification of officers, directors, employees and agents to the fullest extent permitted by Colorado law. The Company carries no Directors and Officers (D&O) insurance policy.

The Company has no other arrangements pursuant to which it compensates its directors for acting in their capacities as such.

(f)      Employee Contracts and Change of Control Provisions
     --------------------------------------------------------

The Company currently has no employment contracts with its two executive officers. The Company has no compensatory arrangement which may result from a change-of-control of the Company or a change in any executive officers responsibilities

         (g) Re-pricing of Options

No options were re-priced during the fiscal year.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) and (b) Security ownership of certain beneficial owners and management.
     -----------------------------------------------------------------

At July 31, 2000, the Company had only one class of outstanding voting securities, its common stock. The following table sets forth information as of November 15, 2000 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.


Name of beneficial         Shares owned              * Percent
Owner                      Beneficially (1)           Of Class
------------------         ----------------          ---------

Margaret A. Quenemoen         4,196,000              25.1%
52 Pilot Knob Lane
Telluride, CO 80537

Paula S. Quenemoen            2,824,000              16.9%
52 Pilot Knob Lane
Telluride, CO 80537

Top Summit, LLC               2,000,000              12%
P.O. Box 1971
Colorado Springs, CO  80971


All officers and directors
as a group (two persons)   7,020,000 (1)             42.0%


* Percent of class based upon shares outstanding on November 15, 2000 of 16,710,283.

(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.


         (c) Changes in Control.
         -----------------------

The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

Eileen W. Cotro-Manes, mother of the Quenemoen sisters is a shareholder with ownership listed below:

Eileen W. Cotro-Manes
1899 Wellington Circle
Salt Lake City, Utah 84117

Common stock (Restricted), 300,000 shares


Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits
     ------------

     The following is a complete list of exhibits filed as part of this Annual Report on Form 10-KSB, which Exhibits are incorporated herein.

Exhibit
Number        Description
-------       -----------

3.1(k)        Articles of Incorporation*

3.2(n)        Bylaws*

10.3(j)       1999 Stock Option Plan*

23.1          Consent of Dalby, Wendland and Company, LLP

* Incorporated by reference to Form 10-SB and amendments thereto File No. 028499, filed December 14, 1999.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2000          JAGGED EDGE MOUNTAIN GEAR, INC.



                                   By:/s/ Margaret A. Quenemoen
                                   -------------------------
                                   Margaret A. Quenemoen,
                                   President


                                   By:/s/ Craig K. Carr
                                   --------------------
                                   Craig K. Carr,
                                   Chief Financial Officer,
                                   Principal Accounting Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




November 29, 2000     /s/ Margaret A. Quenemoen
                      ----------------------
                      Margaret Quenemoen, Principal Executive
                      Officer and Director

November 29, 2000     /s/ Paula S. Quenemoen
                      ----------------------
                      Paula S. Quenemoen, Executive Vice President and Director


November 29, 2000     /s/ Craig K. Carr
                      ----------------------
                      Craig K. Carr, Chief Financial Officer
                      Principle Accounting Officer

                             Oatley & Hansen, P.C.
                        6061 S. Willow Drive, Suite #230
                          Greenwood Village, CO 80111
                                 (303) 770-2595
                              (303) 721-6925 - Fax



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

October 20, 2000

To the Board of Directors
Jagged Edge Mountain Gear, Inc.
Telluride, Colorado

We have audited the accompanying balance sheet of Jagged Edge Mountain Gear, Inc. as of July 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Edge Mountain Gear, Inc. at July 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has incurred significant recurring losses and has a substantial liquidity shortage as of July 31, 2000. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ OATLEY & HANSEN, P.C.
Greenwood Village, Colorado

                           DALBY, WENDLAND & CO., PC
                   Certified Public Accountants & Consultants
                                464 Main Street
                                  P.O. Box 480
                         Grand Junction, CO 81502-0430
                             Telephone 970/243-1921
                                Fax 970/243-9214


Jagged Edge Mountain Gear, Inc.


Report of  Independent Public Accountants

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Jagged Edge Mountain Gear, Inc. for the year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and a liquidity shortage, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.



DALBY, WENDLAND & CO., P.C.
Grand Junction, Colorado

October 16, 1999

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Financial Statements
                                Table of Contents


                                                                           PAGE

Reports of Independent Public Accountants                           F-2 and F-3

Financial Statements

              Balance Sheet                                                 F-4

              Statement of Operations                                       F-5

              Statement of Cash Flows                                       F-6

              Statement of Changes in Stockholders' Equity                  F-7

              Notes to Financial Statements                                 F-8


                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                  BALANCE SHEET
                                  July 31, 2000


ASSETS
Current Assets
Cash                                                                               $ 64,277
Accounts receivable, less allowance for
   doubtful accounts of $10,000                                                      28,854
Other receivables                                                                    29,341
Inventories                                                                         851,087
Prepaid expenses                                                                      2,977
                                                                                      -----

Total Current Assets                                                                976,536

Equipment and Leasehold Improvements, net                                           234,649

Other Assets
Trade name, net                                                                      19,667
Deposits                                                                             22,951
                                                                                     ------

Total Assets                                                                     $1,253,803
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities                                           $526,909
Credit cards                                                                         70,461
Current portion of long-term debt                                                   181,157
                                                                                    -------

Total Current Liabilities                                                           778,527

Long-Term Debt, net of current portion                                              164,041
                                                                                    -------

Total Liabilities                                                                   942,568
                                                                                    -------


Stockholders' Equity
Preferred stock $.001 par value; 10 million shares authorized,
  none issued                                                                             -
Common stock $.001 par value; 50 million shares authorized,
  16,741,978 shares issued and outstanding                                           16,742
Additional paid-in capital                                                        2,208,262
Accumulated (deficit)                                                            (1,913,769)
                                                                                 -----------

Total Stockholders' Equity                                                          311,235
                                                                                    -------


Total Liabilities and Stockholders' Equity                                       $1,253,803
                                                                                 ==========



                            See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENT OF OPERATIONS
                        For the Year Ended July 31, 2000 and 1999

                                                    2000              1999
                                          --------------- -----------------
Sales                                        $ 2,739,050        $2,206,384
Cost of Goods Sold                             2,041,852         1,406,694
                                               ----------        ---------

Gross Profit                                     697,198           799,690
Operating Expenses
Selling                                        1,153,306           630,806
General and administrative                       612,752           623,472
Depreciation and amortization                     44,151            28,015
                                                  -------           ------

                                               1,810,209         1,282,293

Operating loss                                (1,113,011)         (482,603)

Other Income (Expense)
Interest expense                                 (47,711)          (21,531)
Other income                                          -                934
                                               ----------         ---------

Net Loss Before Income Tax                    (1,160,722)         (503,200)
Provision for Income Tax                              -                 -
                                               ----------        ----------

Net (Loss)                                   $(1,160,722)       $ (503,200)
                                             ============       ===========

Basic and Diluted (Loss) Per Share               $ (0.08)          $ (0.04)
                                                 ========          ========

Weighted Average Shares                       14,323,232        12,729,001
                                              ===========       ==========

                            See accompanying notes.


                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENT OF CASH FLOWS
                    For the Year Ended July 31, 2000 and 1999


                                                                             2000              1999
                                                               ------------------- -----------------
Cash Flows from Operating Activities:
Net (loss)                                                            $(1,160,722)       $ (503,200)
Depreciation and amortization                                              44,151            28,015
Common stock issued as compensation                                        10,494            35,078
Common stock issued in lieu of interest                                    41,794             9,523
Changes in assets and liabilities
Decrease (increase) in accounts receivable                                  3,798            18,556
Decrease (increase) in settlement receivable                              100,000          (100,000)
Decrease (increase) in inventories                                         15,471          (155,729)
Decrease (increase) in prepaid expenses                                    (2,452)             (525)
Increase (decrease) in other assets                                             -           (17,100)
Increase in accounts payable and accrued liabilities                      175,012           245,478
Increase in credit cards                                                    5,481            52,006
                                                                            ------           ------

Net Cash Used by Operating Activities                                    (766,973)         (387,898)
                                                                         ---------         ---------

Cash Flows from Investing Activities
Purchase of equipment                                                     (27,569)          (80,222)
Acquisition of trade name                                                 (10,000)                -
Deposits                                                                    9,410                 -
                                                                            ------          --------

Net Cash Used by Investing Activities                                     (28,159)          (80,222)
                                                                          --------          --------

Cash Flows from Financing Activities
Proceeds from short-term debt                                                   -           147,518
Principal payments on short-term debt                                     (49,268)          (51,419)
Proceeds from long-term debt                                               10,000           224,159
Principal payments on long-term debt                                      (42,899)          (66,443)
Proceeds from issuance of stock                                           898,970           209,207
                                                                          --------           -------

Net Cash Provided by Financing Activities                                 816,803           463,022
                                                                          --------           -------

Decrease in Cash and Cash Equivalents                                      21,671            (5,098)

Cash and Cash Equivalents - Beginning of Year                              42,606            47,704
                                                                           -------            ------

Cash and Cash Equivalents - End of Year                                  $ 64,277          $ 42,606
                                                                         =========          ========

Supplemental disclosures:
Cash paid for interest                                                   $ 17,741           $ 3,594
Non-cash transactions -
   Stock issued to acquire trade name (Note C)                             10,000                 -
   Note payable exchanged for common stock (Note E)                             -            25,000



                            See accompanying notes.



                                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    For the Year Ended July 31, 2000 and 1999


                                                                                                       Additional
                                          Common Stock          Subscribed Common         Paid-In     Accumulated
                                          -------------        -------------------
                                          Shares       Amount   Shares      Amount       Capital         (Deficit)
                                          -------      -------              -------      --------        ---------

 Balances, July 31, 1998               12,380,000     $12,380           -      $ -       $972,558       $(249,847)

 Issuance of Stock:

 Cash                                     788,438         789           -        -        208,418               -

 In exchange for debt and
   related interest expense                62,000          62           -        -         30,938               -

 To employees as compensation              76,200          76           -        -         35,002               -

 Subscribed as required by
   notes payable terms                         -           -       13,395       13          3,510               -

 Net (loss)                                    -           -           -        -              -         (503,200)
                                      -----------      ------      ------       --      ---------        ---------

 Balances, July 31, 1999               13,306,638      13,307      13,395       13      1,250,426        (753,047)

 Issuance of stock:

    Cash                                3,913,834       3,914           -        -        895,056               -

    In lieu of interest                   123,750         124           -        -         41,670               -

    To employees and others as
       compensation for services           37,972          38           -        -         10,456               -

    Partial payment to acquire                                                                                  -
       trade name (Note C)                 22,222          22           -        -          9,978

 Issuance of stock previously
    subscribed                             13,395          13     (13,395)     (13)             -               -

 Settlement of dispute (Note G)          (642,500)       (643)          -        -            643               -

 Stock over-issued in 1999                                                                                      -
    returned                              (33,333)        (33)          -        -             33

 Net (loss)                                    -           -           -        -              -       (1,160,722)
                                      -----------      ------      ------       --      ---------     -- ---------

 Balances, July 31, 2000              16,741,978     $16,742         $ -      $ -     $2,208,262      $(1,913,769)
                                      ===========    ========        ====     ====    ===========     ============



                            See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND NATURE OF BUSINESS
Jagged Edge Mountain Gear, Inc. (the "Company"), incorporated in Colorado July 27, 1997, is engaged in the design, production, marketing and selling of technical outdoor clothing and accessories using high-performance fabrics. Sales are made through three Colorado retail stores located in ski resorts, mail-order catalogue, via the Internet, and wholesale to other retail vendors.


NOTE B - BASIS OF PRESENTATION
Going Concern Consideration
The Company has incurred significant losses since its inception, and this, coupled with a shortage of liquidity, raises substantial doubt about its ability to continue as a going concern. These conditions are partially the result of less than expected sales volumes during fiscal 2000 and 1999; in addition, the Company incurred substantial cost inefficiencies associated with rapid expansion in fiscal 2000 and 1999. The Company hopes to achieve increased future sales volume by substantially increasing the distribution of their mail order catalog and adding a new product brand targeted at younger customers. Management hopes to improve the gross margin by increasing sales prices and controlling discounting. The success of these plans will directly affect the Company's ability to meet its short-term obligations.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are determination of the allowance for doubtful accounts receivable, valuation of inventory,
assessment  of  realization  of  intangible  assets,   useful  asset  lives  for
depreciation and amortization, valuation of stock issued for services and interest and valuation of deferred tax assets. Actual results could differ from those estimates and changes in such estimates may affect amounts reported in future periods.

Revenue Recognition
The Company recognizes retail sales revenue at the point of sale. For wholesale, mail order and Internet sales, revenue is recognized upon shipment.

Customers returning merchandise within thirty days of the sale can receive cash or merchandise at their option. For returns from thirty to sixty days after the sale, the Company will accept exchanges for credit or merchandise. Factory damaged merchandise is repaired or replaced at the Company's discretion. The Company records these transactions when merchandise is returned, replaced or repaired. Historically, returns, replacements and repairs have been insignificant.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Management monitors quantities of inventory to determine over and under stock situations at the Company's retail stores and warehouse. When inventory is identified as obsolete, it is segregated and adjusted to lower of cost or salvage value. As of July 31, 2000, inventories consisted of the following:

Raw materials                                                        $321,792
Finished goods                                                        529,295
                                                                     ---------

                                                                     $851,087
                                                                     =========

Equipment and Leasehold Improvements
Equipment  and  leasehold   improvements  are  stated  at  cost.   Equipment  is
depreciated  using the  straight-line  method over the estimated  economic life.

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


Leasehold improvements are amortized over the lesser of the lease term or the economic life of the improvements using the straight-line method. As of July 31, 2000, equipment and leasehold improvements consist of the following:

Leasehold improvements                                                $ 101,262
Office fixtures and equipment                                            56,682
Auto                                                                     37,691
Computer system, not in service (Note G)                                125,278
                                                                      ----------
                                                                        320,913
Accumulated depreciation                                                (86,264)
                                                                      ----------

                                                                      $ 234,649
                                                                      ==========

Depreciation expense for fiscal 2000 and 1999 was $43,818 and $28,015.

The average estimated useful lives are as follows: leasehold improvements approximately 5 years with a range of 3 to 7 years; office fixtures and equipment approximately 3 years with a range of 2 to 5 years; and, autos approximately 3 years with a range of 1 to 6 years. Because most all of the office fixtures and equipment and autos are purchased used, the average expected useful life is estimated to be shorter than if purchased new.

Trade name
The Company uses a distinctive trademark including the words "Jagged Edge"(TM) on all of its products. Prior to cancellation in June 2000, the trade name was used pursuant to a royalty agreement with an individual, and in fiscal 2000 and 1999, royalties of $1,500 and $2,000 were paid, respectively. In June 2000, the Company acquired the trade name from the individual for $20,000: $10,000 cash and 22,220 shares of common stock valued at $10,000. The cost of the trade name is being amortized on a straight-line basis over an estimated useful life of 10 years. As of July 31, 2000, the cost and accumulated amortization is as follows:

               Trade name costs                      $  20,000
                   Accumulated amortization            (   333)
                                                     ----------

                                                      $ 19,667
                                                      =========

Advertising Expenses
The Company expenses all advertising costs as incurred. Advertising expense in fiscal 2000 and 1999 was $14,491 and $19,758, respectively.

Research and Development
All research and development costs are expensed when incurred.

Income Taxes
Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain. (See Note F.)

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share is computed on the basis of the average number of

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants. The basic and the dilutive earnings per share are the same in fiscal 2000 and 1999 since the Company had net losses and inclusion of the effect of stock options would be anti-dilutive.

Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as well as demand deposits, to be cash equivalents.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write-downs were necessary for fiscal 2000 or 1999.

Concentrations
The Company's customers are not concentrated in any specific geographic region, however its retail stores are all in ski resort areas of Colorado. At July 31, 2000 and 1999, no single customer accounted for a significant amount of accounts receivable. During fiscal 2000 sales to one wholesale customer were approximately 18% of total sales, however in fiscal 1999, no customers accounted for more than 5% of sales. International wholesale sales approximated 9% and 4% of sales in fiscal 2000 and 1999, respectively.

Effect of New Accounting Pronouncements
In June 1998 the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 133; "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133"). SFAS No. 133 (as amended by SFAS No. 137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of Accounting Principles Board ("APB") Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the adoption of Interpretation No. 44 will have a material impact on its financial position or results of operations.

In March 2000 the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management does not believe that the adoption of EITF 00-2 will have a material impact on the Company's financial position or results of operations.

Reclassifications
Certain reclassifications were made to fiscal 1999 balances to conform to the fiscal 2000 presentation.


NOTE D - LONG-TERM DEBT
Note payable to bank, monthly principle payments of $2,443 plus interest at 2.25% over the bank's prime lending rate (currently
9.5%), due September 26, 2002.  Collateralized by inventory and
equipment.                                                             $  58,537

Note payable to bank, monthly payments including interest at 9.75%
of $320, due December 15, 2002, collateralized by vehicle.                 8,290

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note payable to bank (assumed by the Company from an officer), monthly payments including interest at 9% of $340, due February
2002, collateralized by vehicle.                                           6,002

Note payable, monthly payments of $221 including interest at 11.75%.
Due April 15, 2001.  Collateralized by accounts receivable, inventory,
equipment, and personal guarantee of officers.                             1,820

Stockholder debt:

Note to stockholder, interest at 10.5% and 1,500 shares of common
stock each month the loan is outstanding, due December 9, 2000.          125,271

Note to stockholder, interest at 8.00%, due March 31, 2002, unsecured.    10,000


Related party debt:

Note payable to relative of an officer, interest at 8.00%, due
March 31, 2002, unsecured.                                                10,000

Capital lease (Note G)                                                   125,278
                                                                      ----------
Total long-term debt                                                     345,198

Less current maturities                                                (181,157)
                                                                      ----------
Long term maturities                                                   $164,041

                                                                      ==========
Future maturities of long-term debt are as follows:

                                 Year Ending      Notes     Capital
                                  July, 31      Payable       Lease       Total
                                  --------      -------       -----       -----

                                   2001       $ 157,575    $ 23,583    $ 181,158
                                   2002          52,388      39,648       92,036
                                   2003           9,957      45,457       55,414
                                   2004             -        16,590       16,590
                                              ---------    --------     --------
                                              $ 219,920    $125,278    $ 345,198
                                              =========    ========    =========


NOTE E - COMMON STOCK
During fiscal 2000, the Company sold 2 million shares to an investment group for $400,000. The agreement also provides the investor an option to acquire up to one million shares of common stock each year at 75%, 80% and 85% of the average bid price for the 60 day trading period prior to exercise during fiscal 2001, 2002 and 2003, respectively.

Certain note payable agreements include provisions whereby common stock is to be issued in lieu of principal or interest payments. During fiscal 2000, 123,750 shares were issued in lieu of interest totaling $41,794. During the fiscal 1999, 62,000 shares of common stock were issued in consideration for a note payable with principal of $25,000 and interest of $6,000.

During the fiscal 2000 and 1999, the Company issued 37,972 and 76,200 shares of restricted common stock with an aggregate market value of $10,494 and $35,078 to employees and others as compensation for services, respectively.


NOTE F - STOCK PLAN
In December 1999, the Board of Directors adopted the Jagged Edge Mountain Gear, Inc. Stock Plan (the "Plan") as a means to award incentive stock options, non-qualified stock options and restricted stock to employees, potential

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


employees, directors, consultants and other independent contractors, and reserved 5 million shares of common stock for issuance under the Plan. The Board of Directors is the administrator of the Plan. As of July 31, 2000, no options or stock awards have been granted.


NOTE G - INCOME TAXES
The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year, and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

The Company did not record a provision for corporate taxes in the statement of operations due to cumulative net operating losses, which substantially accounts for the deferred tax asset described below.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets consisted of the following at July 31, 2000:

         Deferred tax assets:
            Net operating loss carryforwards         $ 375,000
            Less valuation allowance                  (375,000)
                                                       --------

         Deferred tax asset, net                     $    -
                                                       ========

The valuation allowance was increased by $88,000 in fiscal 2000.

The difference between income taxes at the federal tax rate and the effective tax rate was as follows for fiscal 2000 and 1999:

                                                     2000              1999
                                                     ----              ----

         Computed at the federal tax rate            (20)%             (40)%
         Increase in valuation allowance              20                40
                                                     ---               ---

         Effective rate, net                          - %               - %
                                                     ====              ====

As of July 31, 2000, the Company had net operating loss carryforwards totaling approximately $1,884,000 resulting from operating losses. The amount of net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The loss carryforwards expire in various amounts from 2013 through 2020.


NOTE H - COMMITMENTS AND CONTINGENCIES
Settlement of Dispute
October 15, 1999, the Company settled a dispute with former legal counsel. The settlement provided for payment of $100,000 by the attorney and a relinquishment of 642,500 shares of common stock. The settlement was recorded as a receivable and a reduction of expense in fiscal 1999. The receivable was collected and stock returned to the Company during fiscal 2000.

Purchase Commitments
As of July 31, 2000, the Company had firm outstanding inventory purchase commitments totaling approximately $781,000 for its winter sales season.

Capital Lease
On June 30, 2000, the Company entered into a capital lease to finance a networked computer system, to include installation and setup, equipment,

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


software and warranty. The system was placed in service in the first quarter of fiscal 2001. The total cost of the system, $125,278, has been included in property and equipment, and amortization will commence in August 2000. Future minimum lease payments are as follows:



                  Year Ending
                    July 31,

                2001                            $ 35,136
                2002                              52,704
                2003                              52,704
                2004                              17,566
                Amount representing interest      32,832)
                                                ---------
                Present value of future
                   minimum lease payments       $125,278
                                                =========

Operating Leases
The Company leases its retail stores, warehouse and office space. Total rental expense for 2000 and 1999 was $193,320 and $197,406, respectively. The following summarizes future minimum lease payments for operating leases:

                                   Year Ending
                                    July 31,

                                     2001         $141,493
                                     2002          142,092
                                     2003          131,006
                                     2004           48,892
                                     2005           50,356
                                     2006-2010     276,648
                                     2011-2012     111,464
                                                  ---------

                                                 $ 901,951
                                                ==========

The foregoing minimum rentals for fiscal 2001 are reduced by $6,650 for amounts to be received under a non-cancelable sublease.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.


NOTE J - FOURTH QUARTER ADJUSTMENTS
During the fourth quarter of fiscal 2000, the Company recorded significant adjustments that decreased income by approximately $133,000 as follows:

                                    Expense sales samples         $95,000
                                    Reserve excess inventory       25,000
                                    Reserve doubtful accounts      13,000

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE K - EVENT SUBSEQUENT TO JULY 31, 2000 BALANCE SHEET DATE
During August and September 2000, the Company borrowed $475,000 from an individual through a corporation controlled by him. The loan bears interest at 1 1/4% over the London Interbank Offer Rate, is due in 120 days and is secured by inventory. As consideration for making the loan, the lender was granted options to purchase 400,000 shares of common stock at $.28 per share for three years.