Form 10QSB
period 2000-10-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2000-12-22
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the quarterly period ended:  October 31, 2000


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

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of December 15, 2000 are 16,743,578.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                October 31, 2000


                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-3
                  October 31, 2000 and July 31, 2000

         Statements of Operations for the Three Months Ended                 F-4
                  October 31, 2000 and 1999

         Statements of Cash Flows for the Three Months Ended                 F-5
                  October 31, 2000 and 1999

         Notes to Financial Statements                                  F-6, F-7


Item 2:  Management's Discussion and Analysis of Financial Condition   F-8, F-10
                  And Results of Operations

Item 3:  Quantitative and Qualitative Disclosure About Market Risk          F-11


Part II. OTHER INFORMATION:

Item 1:  Legal Proceedings                                                    12

Item 6:  Exhibits and Reports on Form 8-K                                     12

Signature Page                                                                13

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                  BALANCE SHEETS

                                              October 31,             July 31,
                                                2000                    2000
                                              -----------            ----------

                  ASSETS

Current Assets:
Cash                                            $ 57,536               $ 64,277
Accounts receivable, less allowance for
   doubtful accounts of $10,000 and $10,000      163,973                 28,854
Other receivables                                     -0                 29,341
Inventories                                    1,257,280                851,087
Prepaid expenses                                  89,701                  2,977
                                                ---------               --------
  Total Current Assets                         1,568,490                976,536

Equipment and Leasehold Improvements, net        216,137                234,649

Other Assets:
Trade name, net                                   18,834                 19,667
Deposits                                          22,951                 22,951
                                               ----------             ----------
Total Assets                                  $1,826,412             $1,253,803
                                               ==========             ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities       $ 854,069              $ 526,909
Credit cards                                      62,760                 70,461
Current portion of long-term debt                672,055                181,157
                                                ---------              ---------
  Total Current Liabilities                    1,588,884                778,527

Long-Term Debt, net of current portion           143,272                164,041
                                               ----------             ----------
Total Liabilities                              1,732,156                942,568
                                               ----------             ----------
Stockholders' Equity:
Preferred stock $.001 par value;
  10 million shares authorized, none issued
Common stock $.001 par value;
  50 million shares authorized,
  16,743,578 and 16,741,978 shares issued
  and outstanding                                 16,744                 16,742
Additional paid-in capital                     2,208,628              2,208,262
Accumulated (deficit)                         (2,131,115)            (1,913,769)
                                               ----------             ----------
Total Stockholders' Equity                        94,257                311,235
                                               ----------             ----------
Total Liabilities and Stockholders' Equity    $1,826,412             $1,253,803
                                               ==========             ==========

                                    See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended October 31, 2000 and 1999

                                                  2000              1999
                                              ----------          ----------
Sales                                          $ 606,739         $ 807,301
Cost of Goods Sold                               406,485           506,992
                                              ----------        ----------
Gross Profit                                     200,254           300,309
Operating Expenses:
Selling                                          224,089           214,285
General and administrative                       156,308           163,051
Depreciation and amortization                     21,866             7,730
                                              ----------        ----------
                                                 402,263           385,066

Operating loss                                  (202,009)          (84,757)

Other Income (Expense):
Interest expense                                 (15,337)          (20,237)
Other income                                          -0             2,464
                                               ----------       ----------
Net Loss Before Income Tax                      (217,346)         (102,530)
Provision for Income Tax                              -0                -0
                                               ----------        ----------
Net (Loss)                                     $(217,346)        $(102,530)
                                               ==========        ==========
Basic and Diluted (Loss) Per Share               $ (0.01)          $ (0.01)
                                               ==========        ==========
Weighted Average Shares                        16,741,978        13,893,420
                                               ==========        ==========

                            See accompanying notes.



                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENTS OF CASH FLOWS
               For the Three Months Ended October 31, 2000 and 1999


                                                                    2000                     1999
                                                                 ----------               ----------

Cash Flows from Operating Activities:
Net (loss)                                                       $ (217,346)              $ (102,530)
Depreciation and amortization                                        21,866                    7,730
Common stock issued as compensation                                      -0                   24,708
Common stock issued in lieu of interest                                 368                   19,225
Changes in assets and liabilities
(Increase) in accounts receivable                                  (105,778)                (128,752)
(Increase) / Decrease in inventories                               (406,193)                  40,954
(Increase) in prepaid expenses                                      (86,724)                      -0
(Increase) in other assets                                                0-                 (23,477)
Increase / (Decrease) in accounts payable                           327,160                  (61,523)
  and accrued liabilities
Increase / (Decrease) in credit cards                                (7,701)                   2,825
                                                                  ----------               ----------
Net Cash Used by Operating Activities                              (474,348)                (220,840)
                                                                  ----------               ----------

Cash Flows from Investing Activities
Purchase of equipment                                                (2,359)                  (4,157)
                                                                  ----------               ----------
Net Cash Used by Investing Activities                                (2,359                   (4,157)
                                                                  ----------               ----------

Cash Flows from Financing Activities
Proceeds from short-term debt                                       487,285                        -
Principal payments on short-term debt                               (17,318)                 (99,284)
Proceeds from long-term debt                                              0-                  52,121
Proceeds from issuance of stock                                           0-                 313,375
                                                                  ----------               ----------
Net Cash Provided by Financing Activities                           469,967                  266,212
                                                                  ----------               ----------
(Decrease) / Increase in Cash
  and Cash Equivalents                                               (6,741)                  41,215

Cash and Cash Equivalents - Beginning of Period                      64,277                   42,606
                                                                  ----------               ----------
Cash and Cash Equivalents - End of Period                          $ 57,536                 $ 83,821
                                                                  ==========               ==========
Supplemental disclosures:
Cash paid for interest                                              $ 6,513                  $ 9,357



                            See accompanying notes.

 Notes to Financial Statements:

 Note 1 - Management's Representation:
The management of Jagged Edge Mountain Gear, Inc. (JEMG, "The Company") without audit, has prepared the attached financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim, unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000 (the Form "10-KSB").

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the three-month period ended on October 31, 2000. The results of operations for the three-month period ended on October 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001. Certain amounts recorded in the fiscal year 2000 (FY2000) three-month period have been reclassified to conform to the fiscal year 2001 (FY2001) presentation.

Note 2 - Basis of Presentation:
Going Concern Consideration. The Company has incurred significant losses since its inception, and this, coupled with a shortage of liquidity, raises substantial doubt about its ability to continue as a going concern. These conditions are partially the result of less than expected sales volumes during fiscal 2000 and 1999; in addition, the Company incurred substantial cost inefficiencies associated with rapid expansion in fiscal 2000 and 1999. The
Company hopes to achieve increased future sales volume by substantially increasing the distribution of their mail order catalog and adding a new product brand targeted at younger customers. Management hopes to improve the gross margin by increasing sales prices and controlling discounting. The success of these plans will directly affect the Company's ability to meet its short-term obligations.

Note 3 - Debt:
During August and September 2000, the Company borrowed $475,000 from an individual through a corporation controlled by him. The loan bears interest at 1 1/4% over the London Interbank Offer Rate, is due in 120 days and is secured by inventory. As consideration for making the loan, the lender was granted options to purchase 400,000 shares of common stock at $.28 per share for three years. As of October 31, 2000 no principle payments have been made on this loan. The loan is due in December 2000, but company managment feels confident that the due date will be renegotiated although no assurances can be given.

Note 4 - Stock Issued as Compensation:
During the current three-month period ended October 31, 2000 no Company stock was issued as compensation. During the comparative three-month period ended October 31, 1999, the Company issued 3,333 shares of restricted common stock to employees as compensation. During the current three-month period the company issued 1,600 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $368 of interest expense related to this transaction. During the comparative period, the Company issued 27,250 shares of restricted common stock valued at $19,225 as compensation for accrued interest. During the current three-month period no Company stock was issued as payment for miscellaneous expenses. During the comparative three-month period the Company issued 2,750 shares of restricted common stock as compensation for miscellaneous expenses. Total expense recognized and recorded by the Company during the comparative period was $24,708.

Note 5 - Stock Sales:
The Company did not sell any of its common stock during the current three-month period ended October 31, 2000. During the comparative three-month period ended October 31, 1999 the Company sold 1,005,834 shares of restricted common stock to accredited investors for $313,375 cash.

Note 6 - Earnings Per Share:
Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur upon exercise of dilutive instruments, such as stock options. The Company does not present dilutive EPS for the three months ended October 31, 2000 and 1999 because the inclusion would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages. Unless the Company can raise additional equity or obtain additional debt, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
---------------------
Company operations for the three-month period ended October 31, 2000 as compared to three months ended October 31, 1999 resulted in a net loss of approximately $217,346 as compared to a net loss of $102,530, respectively. Net loss per share for the periods was $(0.01) and $(0.01), based upon weighted average shares outstanding of 16,741,978 and 13,893,420, respectively. Net sales decreased by $(200,561) to $606,739 for the three-month period ended October 31, 2000 from $807,301 during the comparative period of 1999. Company Management attributes the reduced sales and increased loss during the period primarily to the following factors.

        o Reduced retail sales volumes. The Company currently owns and operates three retail store locations. During last years comparative period the Company had five retail locations. Net retail store sales were down $(108,406) from the comparative period. See revenue discussion below.
        o Reduced wholesale sales volumes. Company wholesale volumes were down $(93,907) from the comparative three-month period. See revenue discussion below.
        o Company difficulties getting overseas Jagged Edge production shipped to the warehouse facility and retail locations on a timely basis. Management believes the latenessof some ship-ments, and resultant availability, had a detrimental effect on sales volumes, both retail and wholesale.
        o Increased depreciation and amortization expense to $21,866 dur-ing the current three-month period from $7,730 recognized in the comparative period.

Revenues
--------
The Company's total net product sales for all sales divisions during the three-month periods ended October 31, 2000 and October 31, 1999 were approximately $606,739 and $807,301 respectively, for a decrease of $(200,561) or (24.8)%.

Retail store gross sales for the three-month periods ended October 31, 2000 and 1999 were approximately $295,222 and $403,628 respectively, for a decrease of $(108,406) or (26.9)%. Retail store gross sales comprised 48.7% and 50.0% of total net product sales, respectively. The primary reason retail sales were down during the current period is the retail store closings of the Ouray and Mountain Village, Colorado locations during March and April 2000. Additionally, as mentioned above, the Company had difficulty receiving certain product to support sales efforts.

Wholesale division gross sales for the three-month periods ended October 31, 2000 and 1999 were approximately $286,180 and $380,087 respectively, for a decrease of $(93,907) or (24.7)%. Wholesale gross sales comprised 47.2% and 47.1% of total net product sales, respectively. Wholesale sales were down primarily as a result of lost sales resulting from Company difficulties getting overseas Jagged Edge production shipped to the warehouse facility on a timely basis.

Catalog and Mail Order division gross sales for the three-month periods ended October 31, 2000 and 1999 were approximately $36,661 and $33,092 respectively, for an increase of $3,569 or 10.8%. Catalog and Mail Order gross sales comprised 6.0% and 4.1% of total net product sales, respectively.

Sales returns for the three-month periods ended October 31, 2000 and 1999 were approximately $15,897 and $14,584 respectively, for an increase in returns of $1,313 or 9.0%. Sales divisions in this analysis do not break down data for sales returns.

The following table is provided as an aid to further understand Company sales.


                                                                               ---------------------------
                                      %    Three Months     %    Three Months   Change From October 31,
                                           thru                  thru           1999 to October 31, 2000
                                                                               ---------------------------
Revenues:                           Total  October 31,    Total  October 31,       %         $
                                    -----  ------------   -----  ------------
                                           2000                    1999
                                           ----                    ----

 Retail Division                      48.7% $  295,222    50.0% $  403,628     -26.9%   $ (108,406)
 Wholesale Division                   47.2%    286,180    47.1%    380,087     -24.7%   $  (93,907)
 Catalog Mail Order Division           6.0%     36,661     4.1%     33,092      10.8%   $    3,569
                                  ---------------------------------------------------------------------
Total Gross Sales Revenues           101.9%    618,063   101.2%    816,807     -24.3%     -198,744
  Less: Returns                       -2.6%    (15,897)   -1.8%    (14,584)      9.0%       (1,313)
                                  ---------------------------------------------------------------------
Net Sales Revenues                    99.2%    602,166    99.4%    802,223     -24.9%     -200,057
Shipping & Freight Collected           0.8%      4,574     0.6%      5,078      -9.9%         -504
                                  ---------------------------------------------------------------------
Total Net Revenues                   100.0% $  606,739   100.0% $  807,301     -24.8%   $ (200,561)
                                  =====================================================================


Management believes that some, but not all, of the sales losses attributable to late shipments may be timing differences and will be recovered in the next financial quarter, although the materiality of, and eventual sales dollars recognized are not measurable at this time. There can be no assurance these sales recoveries will occur.

Cost of Goods Sold
------------------
The Company's total product cost of sales for all sales divisions during the three-month periods ended October 31, 2000 and 1999 were approximately $406,485 and $506,992 or 67.0% and 62.8% of net sales respectively, for a decrease of $(100,507) or (20)%.

Cost of sales as a  percentage  of total sales in the  three-month  period ended
October 31, 2000 increased to 67.0% from 62.8% in the comparative period ended October 31, 1999. This increase was primarily the result of the higher cost of non-Jagged Edge products sold in the retail locations, as overseas shipments of Jagged Edge product were not received and available for sale in a timely manner. When desired Jagged Edge product is unavailable, the sales mix of Jagged Edge versus non-Jagged Edge product is changed, typically resulting in higher overall cost of sales and overall lower margins. Small surplus inventory sales, primarily via the internet, below standard markup price, also contributed to the increased cost percentages.

Selling & Marketing Expenses
----------------------------
Selling and marketing expenses for the three-month periods ended October 31, 2000 and 1999 were approximately $224,089 and $214,285, respectively, for an increase of $9,804 or 4.6%.

The small increase in selling and marketing expenses over the comparable period of last year was attributable to the addition of key sales/marketing personnel, and an increase in national magazine print advertisements.

General & Administrative Expenses
---------------------------------
General and Administrative expenses for the three-month periods ended October 31, 2000 and 1999 were approximately $156,308 and $163,051, respectively, for a decrease of $(6,743) or (4.1)%. The decrease in general & administrative expenses is consistent with fixed G&A costs within the organization.

Interest Expense
----------------
Interest expense for the three-month periods ended October 31, 2000 and 1999 was approximately $15,337 and $20,237 respectively, or a decrease of $(4,900) or
(24)%. Interest expense decreased due to fewer non-cash charges for the fair market value of stock issued as payment for interest expense.

Liquidity and Capital Resources
--------------------------------
During the three months ended October 31, 2000, the Company's current ratio Declined to .99 as compared to 1.25 at July 31, 2000. Net working capital decreased $218,403 to $(20,394) at October 31, 2000 from $198,009 at July 31,
2000. The Company's cash balances decreased to $57,536 at October 31, 2000, from $64,277 at July 31, 2000.

Principal changes in the components of net working capital for the three-month period ended October 31, 2000 as compared to fiscal year end July 31, 2000 consist of:


                                                                                                    ----------------------
                                                         %                       %                  Change From July 31,
                                                                                                     2000 to October 31,
                                                                                                            2000
                                                                                                    ----------------------
Working Capital Components:                                     October 31,             July 31, 2000           $
                                                                ------------            -------------           -
                                                        Total 2000          Total 2000

Cash                                                      3.7%         57,536     6.6%       64,277   $      (6,741)
Account receivable                                       10.5%        163,973     3.0%       28,854   $     135,119
Other receivable                                          0.0%              0     3.0%       29,341   $     (29,341)
Inventories                                              80.2%      1,257,280    87.2%      851,087   $     406,193
Prepaid expenses                                          5.7%         89,701     0.3%        2,977   $      86,724
                                                      ---------------------------------------------- ---------------------
Current Assets                                          100.0%      1,568,490   100.0%      976,536   $     591,954

Accounts payable and accrued liabilities                 53.8%        854,069    67.7%      526,909   $     327,160
Current maturities of notes payable                      42.3%        672,055    23.3%      181,157   $     490,898
Other current payables                                    3.9%         62,760     9.1%       70,461   $      (7,701)
                                                      ---------------------------------------------- ---------------------
Current Liabilities                                     100.0%      1,588,884   100.0%      778,527   $     810,357
                                                              ----------------        -------------- ---------------------
Working Capital                                                $ (20,394)              $198,009       $    (218,403)
                                                              ================        ============== =====================


The principal reasons for the decrease in working capital during the period are the following. The Company increased short-term borrowings by receiving a 120-day loan of $475,000. Trade accounts payable increased by $327,000. The loan proceeds and increases in accounts payable were used primarily to release overseas goods and increase inventory levels in anticipation of expected fall and winter sales seasons. Other portions of the proceeds were used primarily for operating expenses including prepayments on the fall/winter catalog mailing.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The company is exposed to market risks, which include foreign currency risks, interest rate risks, and inflation risk. The Company does not engage in financial transactions for trading or speculative purposes.

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

Inflation Risk
--------------
The Company believes that the relatively moderate rates of inflation over the last three years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, but this has not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by negotiation or changing suppliers.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          For information on legal proceedings, see Item 3 of the July 31, 2000 Form 10-KSB.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

          No reports on form 8-K were filed by the Company during the three months ended October 31, 2000.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Jagged Edge Mountain Gear, Inc.
                                           (Registrant)

Dated:   December 15, 2000                    By:  /s/ Margaret A. Quenemoen
                                                   -----------------------------
                                              Margaret A. Quenemoen
                                              President


Dated:   December 15, 2000                    By:  /s/ Craig K. Carr
                                                 -------------------------------
                                                 Craig K. Carr
                                                 Chief Financial Officer