Form 10QSB
period 2001-01-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2001-04-02
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the quarterly period ended:  January 31, 2001


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

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of March 20, 2001 are 16,745,078.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                January 31, 2001


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-1
                  January 31, 2001 and July 31, 2000

         Statements of Operations for the Three and Six Month Ended          F-2
                  January 31, 2001 and January 31, 2000

         Statements of Cash Flows for the Six Months Ended                   F-3
                  January 31, 2001 and January 31, 2000

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

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                 BALANCE SHEETS

                                              January 31,             July 31,
                                                2001                    2000
                                              -----------            ----------

                  ASSETS

Current Assets:
Cash                                            $111,257               $ 64,277
Accounts receivable, less allowance for
   doubtful accounts of $10,000 and $10,000      187,189                 28,854
Other receivables                                     -0                 29,341
Inventories                                      677,957                851,087
Prepaid expenses                                  11,510                  2,977
                                                ---------               --------
  Total Current Assets                           987,913                976,536

Equipment and Leasehold Improvements, net        192,583                234,649

Other Assets:
Trade name, net                                   18,501                 19,667
Deposits                                          22,951                 22,951
                                               ----------             ----------
Total Assets                                  $1,221,948             $1,253,803
                                               ==========             ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities       $ 771,120              $ 526,909
Credit cards                                      77,082                 70,461
Current portion of long-term debt                229,310                181,157
                                                ---------              ---------
  Total Current Liabilities                    1,077,512                778,527

Long-Term Debt, net of current portion           120,201                164,041
                                               ----------             ----------
Total Liabilities                              1,197,713                942,568
                                               ----------             ----------
Stockholders' Equity:
Preferred stock $.001 par value;
  10 million shares authorized, none issued
Common stock $.001 par value;
  50 million shares authorized,
  16,745,078 and 16,741,978 shares issued
  and outstanding                                 16,745                 16,742
Additional paid-in capital                     2,208,777              2,208,262
Accumulated (deficit)                         (2,201,286)            (1,913,769)
                                               ----------             ----------
Total Stockholders' Equity                        24,235                311,235
                                               ----------             ----------
Total Liabilities and Stockholders' Equity    $1,221,948             $1,253,803
                                               ==========             ==========

                             See accompanying notes.



                         JAGGED EDGE MOUNTAIN GEAR, INC.
                            STATEMENTS OF OPERATIONS
    For the Three Month and Six Month Periods Ended January 31, 2001 and 2000


                                               Three Months Ended              Six Months Ended
                                                  January 31,                      January 31,
                                               2001           2000              2001           2000
                                               ----           ----              ----           ----

Sales                                     $ 1,651,540   $  671,138         $ 2,258,279 $ 1,478,439
Cost of Goods Sold                            876,695      520,857           1,283,180   1,027,849
                                           ----------    ----------         ----------   ----------
GROSS PROFIT                                  774,845      150,282             975,099     450,590
Operating Expenses:
Selling                                       613,333      399,849             837,422     614,134
General, & Administrative                     179,289       63,751             335,597     224,841
Depreciation & Amortization                    21,366        9,135              43,232      16,865
                                           ----------    ----------         ----------   ----------
                                              813,988      472,735           1,216,251     855,840

OPERATING LOSS                                (39,143)    (322,453)           (241,152)   (405,250)

Other Income (Expense):
Interest Expense                              (31,053)      (3,608)            (46,390)    (23,845)
Other Income                                       -0       (1,561)                 -0        (623)
                                           ----------   ----------           ----------   ----------
NET LOSS BEFORE INCOME TAX                    (70,196)    (327,622)           (287,542)   (429,718)
Provision for Income Tax                           -0           -0                  -0          -0
                                            ----------   ----------         ----------   ----------
NET (LOSS)                                 $  (70,196)   $(327,622)         $ (287,542)  $(429,718)
                                            ==========   ==========         ==========   ==========
BASIC AND DILUTED LOSS PER SHARE            $   (0.00)   $   (0.02)         $    (0.02)  $   (0.03)
                                            ==========   ==========         ==========   ==========
Weighted Average Shares                    16,743,153   14,369,175          16,741,978   14,036,697
                                            ==========   ==========         ==========   ==========

                             See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                STATEMENTS OF CASH FLOWS For the Six Months Ended
                            January 31, 2001 and 2000


                                                       2001               2000
                                                 ----------         ----------

Cash Flows from Operating Activities:
Net (loss)                                      $ (287,542)        $ (430,152)
Depreciation and amortization                       43,232             14,000
Common stock issued as compensation                     -0             24,708
Common stock issued in lieu of interest                518             19,225
Expenses paid with common stock                         -0              2,160
Changes in assets and liabilities:
(Increase) / Decrease in accounts receivable      (158,335)            48,588
Decrease in other accounts receivable               29,341                 -0
(Increase) / Decrease in inventories               173,130            (59,799)
Increase in checks in excess of balance                 -0              2,974
(Increase) in prepaid expenses                      (8,533)                -0
(Increase) in other assets                              -0            (91,688)
Increase / (Decrease) in accounts payable          244,211            269,946
  and accrued liabilities
Increase / (Decrease) in credit cards                6,646              2,995
                                                ----------         ----------
Net Cash Used by Operating Activities               42,668           (197,043)
                                                ----------         ----------

Cash Flows from Investing Activities
Purchase of equipment                                   -0            (26,693)
                                                ----------         ----------
Net Cash Used by Investing Activities                   -0            (26,693)
                                                ----------         ----------

Cash Flows from Financing Activities
Proceeds from short-term debt                      487,285             40,011
Principal payments on short-term debt             (482,972)           (36,557)
Proceeds from long-term debt                            -0             10,000
Principle payments on long-term debt                    -0            (50,550)
Proceeds from issuance of stock                         -0            313,375
Repurchase of common stock                              -0               (500)
                                                ----------         ----------
Net Cash Provided by Financing Activities            4,313            275,779
                                                ----------         ----------
(Decrease) / Increase in Cash
  and Cash Equivalents                              46,981             52,043

Cash and Cash Equivalents - Beginning of Period     64,277             42,606
                                                ----------         ----------
Cash and Cash Equivalents - End of Period        $ 111,257           $ 94,649
                                                ==========         ==========
Supplemental disclosures:
Cash paid for interest                           $  15,846           $ 20,240


                             See accompanying notes.

Notes to Financial Statements:

Note 1 - Management's Representation:
The management of Jagged Edge Mountain Gear, Inc. (JEMG,"The Company") without audit, has prepared the attached financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim, unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000 (the Form "10-KSB").

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the six-month period ended on January 31, 2001. The results of operations for the three-month and six-month periods ended on January 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001. Certain amounts recorded in the fiscal year 2000 (FY2000) three-month and six-month periods have been reclassified to conform to the fiscal year 2001(FY2001) presentation.

Note 2 - Basis of Presentation:
Going Concern Consideration. The Company has incurred significant losses since It's inception, and this, coupled with a shortage of liquidity, raises substantial doubt about its ability to continue as a going concern. These conditions are partially the result of less than expected sales volumes during fiscal 2000 and 1999; in addition, the Company incurred substantial cost inefficiencies associated with rapid expansion in fiscal 2000 and 1999. The Company, during FY2001 and beyond hopes to achieve increased future sales volume by substantially increasing the distribution of their mail order catalog and adding a new product brand targeted at younger customers. Management also hopes to improve the gross margin by increasing sales prices and controlling discounting. The success of these plans will directly affect the Company's ability to meet its short-term obligations.

Note 3 - Debt:
During August and September 2000, the Company borrowed $475,000 from an individual through a corporation controlled by him. The loan interest rate was at 1 1/4% over the London Interbank Offer Rate, was due in 120 days, and secured by inventory. As consideration for making the loan, the lender was granted options to purchase 400,000 shares of common stock at $.28 per share for three years.

The loan was due in December 2000, but the Company did not have the available cash reserves to pay the loan. During January 2001 the loan, plus accrued interest, was settled between the Company and the lender for a mutually satisfactory amount of available inventory sold to the individual's corporation at a price less than standard markup.

A loan currently carried on the books at $127,000 was renegotiated with the maker, extending its due date one year. The note is now due in December 2001. As part of this agreement, a principle payment of $20,000 was made on this note during February 2001.


Note 4 - Stock Issued as Compensation:
During the current six month period ended January 31, 2001 no Company stock was issued as compensation. During the comparative six month period ended January

31, 2000, the Company issued 3,333 shares of restricted common stock to employees as compensation. During the current six month period the Company issued a total of 3,100 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $518 of interest expense related to this transaction. During the comparative period, the Company issued 27,250 shares of restricted common stock valued at $19,225 as compensation for accrued interest. During the current six-month period no Company stock was issued as payment for miscellaneous expenses. During the comparative six-month period the Company issued 2,750 shares of restricted common stock as compensation for miscellaneous expenses. Total expense recognized and recorded by the Company during the comparative period for this transaction was $24,708. Additionally, on November 10, 1999, The Company issued 9,000 of restricted, common stock for compensation of services consulting services. These shares were valued at 80% of the fair market value of unrestricted stock on November 10, 1999. The total expense recorded for in this transaction was $2,160.


Note 5 - Stock Sales:
The Company did not sell any of its common stock during the current six-month period ended January 31, 2001. During the comparative six-month period ended January 31, 2000 the Company sold 1,005,834 shares of restricted common stock to accredited investors for $313,375 cash.


Note 6 - Earnings Per Share:
Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur upon exercise of dilutive instruments, such as stock options. The Company does not present dilutive EPS for the three-month or six-month periods ended January 31, 2001 and 2000 because the inclusion would be anti-dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations, and resulting working capital shortages. Unless the Company can raise additional equity or obtain additional debt, there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Results of Operations

Company operations for the three-month period ended January 31, 2001 as compared to the three months ended January 31, 2000 resulted in a net loss of ($70,196) as compared to a net loss of ($327,622), respectively. Net loss per share for the three-month periods were $(0.00) and $(0.02) respectively, based upon weighted average shares outstanding of 16,743,153 and 14,369,175, respectively. Net sales increased by $980,402 to $1,651,540 for the three-month period ended January 31, 2001 from $671,138 during the comparative period of FY2000. Company operations for the six-month period ended January 31, 2001 as compared to the six-months ended January 31, 2000 resulted in a net loss of ($287,542) as compared to a net loss of ($429,718), respectively. Net loss per share for the six-month periods were $(0.02) and $(0.03), respectively, based upon weighted average shares outstanding of 16,741,978 and 14,036,697, respectively. Net sales increased by $779,840 to $2,258,279 for the six-month period ended January 31, 2001 from $1,478,439 during the comparative period of FY2000. Company Management attributes the significant sales increase and reduced net loss for the period to the following factors:

o A one-time sale to a company in the amount of $507,000. See revenue discussion below.

o Mail Order Catalog sales of $587,890 for the period. See revenue discussion below.
o Improved profit margins on the increased catalog sales.

Sales

The Company's total net product sales for all sales divisions during the three-month periods ended January 31, 2001 and January 31, 2000 were $1,651,540 and $671,138, respectively, an increase in sales of $980,402 or 146%. Company total net product sales for the six-month periods ended January 31, 2001 and January 31, 2000 were $2,258,279 and $1,478,439, respectively, an increase in sales of $779,840, or 53%.

Retail store gross sales for the three-month periods ended January 31, 2001 and

January 31, 2000 were $376,444 and $340,080, respectively, an increase in sales of $36,364, or 11%. Retail store gross sales for the three-month period comprised 23% and 49% of total gross product sales, respectively. Retail store gross sales for the six-month periods ended January 31, 2001 and January 31, 2000 were $671,666 and $743,708, respectively, a decrease of $72,042, or 10%.
Retail store gross sales for the six-month period comprised 30% and 49% of total gross product sales, respectively.

The Company attributes the increase in retail sales for the three-month period to improved seasonal snow conditions in the resort towns coupled with strategic sales offers in individual stores. For the six-month period, the decreased sales were attributable to the closing of the Ouray and Mountain Village stores last year and a slow start to retail during October and November 2000.

Wholesale gross sales for the three-month periods ended January 31, 2001 and

January 31, 2000 were $197,736 and $184,182, respectively, an increase of $13,554, or 7%. Wholesale gross sales for the three-month period comprised 12% and 26% of total gross product sales, respectively. Wholesale gross sales for the six-month periods ended January 31, 2001 and January 31, 2000 were $493,355 and $564,270, respectively, a decrease of ($70,915), or (13%). Wholesale gross sales for the six-month period comprised 22% and 37% of total gross product sales, respectively.

Overall wholesale sales year-to-date were down primarily as a result of lost sales opportunities resulting from Company difficulties getting overseas Jagged Edge production shipped to the warehouse facility on a timely basis. Some of the sales opportunities were recoverable (a timing difference), and are reflected in the three-month sales figures, but are not quantifiable.

Catalog Mail Order gross sales for the three-month periods ended January 31, 2001 and January 31, 2000 were $564,797 and $177,416, respectively, an increase of $387,381, or 218%. Catalog Mail Order gross sales for the three-month period comprised 35% and 25% of total gross product sales, respectively. Catalog Mail Order gross sales for the six-month periods ended January 31, 2001 and January 31, 2000 were $587,890 and $210,508, respectively, an increase of $377,382, or
179%. Catalog Mail Order gross sales for the six-month period comprised 26% and 14% of total gross product sales, respectively.

The Company's Management emphasized the catalog mail order division this current fiscal year, mailing an estimated 475,000 catalogs during October and November 2000. The Company realized the bulk of these sales over the period from Thanksgiving 2000 through January 2001, servicing an estimated 6,300 customers. Catalog sales deliver premium gross margins to the Company.

Other Sales for the current fiscal year included $507,000 in discounted sales to an unrelated Company as part of an agreed upon settlement for a note payable, plus accrued interest. The Company feels that the terms of the sale were favorable and arm's length, allowing the Company to reduce excess inventory levels and settling the note in full.

Sales returns for the three-month periods ended January 31, 2001 and 2000 were $40,886 and $42,746, respectively, a decrease in returns of $1,860 or 4%. Sales returns for the six-month periods ended January 31, 2001 and 2000 were $56,785 and $57,331, respectively, a decrease in returns of $546 or 1%. Sales divisions in this analysis do not break down data for sales returns.


Cost of Goods Sold

The Company's total product cost of sales for all sales divisions during the three-month periods ended January 31, 2001 and 2000 were $876,695 and $520,857, or 53% and 78% of net sales, respectively, an increase of $355,838 or 68%. The Company's total product cost of sales for all sales divisions during the six-month periods ended January 31, 2001 and 2000 were $1,283,180 and $1,027,849, or 57.0% and 70.0% of net sales, respectively, an increase of $255,331 or 25%.

Cost of sales as a percentage of total sales in the six-month period ended January 31, 2001 decreased to 57% from 70% in the comparative period ended January 31, 2000. This decrease was primarily the result of the higher margins of Jagged Edge products sold in the retail store locations, and in particular, on the "full-margin" catalog sales over the period.


Selling & Marketing Expenses

Selling and marketing expenses for the three-month periods ended January 31, 2001 and 2000 were $613,333 and $399,849, respectively, an increase of $213,484 or 53%. Selling and marketing expenses for the six-month periods ended January 31, 2001 and 2000 were $837,422 and $614,134, respectively, an increase of $223,228 or 36%. Primary components of this increase were the catalog mail order costs including printing, production, mailing, telephone, and associated labor overhead required to ensure adequate customer servicing for the increased catalog sales.

Smaller components of the increased selling and marketing expenses over the comparable period of last year were attributable to the addition of key sales/marketing personnel, and an increase in national magazine print advertisements.


General & Administrative Expenses

General and Administrative expenses for the three-month periods ended January 31, 2001 and 2000 were $179,289 and $63,751, respectively, an increase of $115,538 or 181%. General and Administrative expenses for the six-month periods ended January 31, 2001 and 2000 were $335,597 and $224,841, respectively, an increase of $110,756 or 49%.


Liquidity and Capital Resources

During the six months ended January 31, 2001, the Company's current ratio declined to .92 as compared to 1.25 at July 31, 2000. Net working capital decreased $287,608 to ($89,599) at January 31, 2001 from $198,009 at July 31,
2000. The Company's cash balances increased to $111,257 at January 31, 2001, from $64,277 at July 31, 2000.

Principal changes in the components of net working capital for the six-month period ended January 31, 2001 as compared to fiscal year end July 31, 2000 consist of:


                                                                                          ----------------------
                                                                                           Change From July 31,
                                                                                           2000 to January 31,
                                                     %                    %                       2001
                                                                                          ----------------------
Working Capital Components:                        Total  January 31,   Total   July 31,            $
                                                   -----  ------------  -----   ---------           -
                                                              2001                2000
                                                              ----                ----

Cash & cash equivalents                              11.3%      111,257    6.6%     64,277  $     46,980
Trade receivables                                    18.9%      187,189    3.0%     28,854  $    158,335

Other receivable                                      0.0%            0    3.0%     29,341  $   ( 29,341)
Inventories                                          68.6%      677,957   87.2%    851,087  $   (173,130)
Pre-paid expenses                                     1.2%       11,510    0.3%      2,977  $      8,533
                                                  ----------------------------------------------------------
Current Assets                                      100.0%      987,913  100.0%    976,536        11,377

Accounts payable and accrued liabilities             71.6%      771,120   67.7%    526,909  $    244,211
Current maturities of notes payable                  21.3%      229,310   23.3%    181,157  $     48,153
Other current payables                                7.2%       77,082    9.1%     70,461  $      6,621
                                                  ----------------------------------------------------------
Current Liabilities                                 100.0%    1,077,512  100.0%    778,527       298,985

                                                          --------------       -----------------------------

                                                          $                    $
Working Capital                                           (89,599)             198,009      $   (287,608)
                                                          ==============       =============================

----------------------------------------------------------------------------------------------------------------
Current Ratio                                                      0.92               1.25               (0.34)

----------------------------------------------------------------------------------------------------------------


The principal reasons for the decrease in working capital during the period are the following. Inventories decreased by $173,130. Trade accounts payable increased by $244,211. Portions of the payables increases were used primarily for operating expenses including payments on the fall/winter catalog mailing.

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


Inflation Risk

The Company's Management believes that the relatively moderate rates of inflation over the last three years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, but this has not had a material effect on the Company's net sales or results of operations.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          A complaint was filed on January 24, 2001 by St. Ives, Inc. in the Court of Common Pleas, Cuyahoga County, Ohio, for unpaid printing costs associated with the Summer 2000 catalog. Unpaid invoices total $56,330. Total damages requested are $75,106. The Company is negotiating to settle the case.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

          No reports on form 8-K were filed by the Company during the three-month or six-month periods ended January 31, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Jagged Edge Mountain Gear, Inc.
                                           (Registrant)

Dated:   March 28, 2001                      By:  /s/ Margaret A. Quenemoen
                                                  ------------------------------
                                              Margaret A. Quenemoen
                                              President


Dated:   March 28, 2001                      By:  /s/ Craig K. Carr
                                                 -------------------------------
                                                 Craig K. Carr
                                                 Chief Financial Officer