Form 10QSB
period 2001-04-30
JAGGED EDGE MOUNTAIN GEAR INC
filed 2001-06-26
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the quarterly period ended:  April 30, 2001


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

             Commission file number:  000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
        (Exact name of small business issuer as specified in its charter)


                  COLORADO                           84-144-8778
                 ----------                         -------------
     (State or other jurisdiction of
      incorporation or organization)           (IRS Employer Identification No.)

                        55 East 100 South, Moab UT 84532
                       -----------------------------------
                    (Address of principal executive offices)

                                  435-259-8900
                                  ------------
                         (Registrant's telephone number)



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

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of June 11, 2001 are 16,746,578.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                 April 30, 2001


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-1
                  April 30, 2001 and July 31, 2000

         Statements of Operations for the Three and Nine Months Ended        F-2
                  April 30, 2001 and April 30, 2000

         Statements of Cash Flows for the Nine Months Ended                  F-3
                  April 30, 2001 and April 30, 2000

         Notes to Financial Statements                                  F-6, F-7


Item 2:  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations

Item 3:  Quantitative and Qualitative Disclosure About Market Risk


Part II. OTHER INFORMATION:

Item 1:  Legal Proceedings                                                    12

Item 6:  Exhibits and Reports on Form 8-K                                     12

Signature Page                                                                13

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                 BALANCE SHEETS

                                              April 30,               July 31,
                                                2001                    2000
                                              -----------            ----------

                  ASSETS

Current Assets:
Cash                                            $230,528               $ 64,277
Accounts receivable, less allowance for
   doubtful accounts of $10,000 and $10,000      132,783                 28,854
Other receivables                                     -0                 29,341
Inventories                                      372,211                851,087
Prepaid expenses                                   8,267                  2,977
                                                ---------               --------
  Total Current Assets                           743,789                976,536

Equipment and Leasehold Improvements, net        171,550                234,649

Other Assets:
Trade name, net                                   17,834                 19,667
Deposits                                          22,026                 22,951
                                               ----------             ----------
Total Assets                                    $955,199             $1,253,803
                                               ==========             ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities       $ 695,570              $ 526,909
Credit cards                                      71,800                 70,461
Current portion of long-term debt                 61,457                181,157
                                                ---------              ---------
  Total Current Liabilities                      828,827                778,527

Long-Term Debt, net of current portion           175,376                164,041
                                               ----------             ----------
Total Liabilities                              1,004,203                942,568
                                               ----------             ----------
Stockholders' Equity:
Preferred stock $.001 par value;
  10 million shares authorized, none issued
Common stock $.001 par value;
  50 million shares authorized,
  16,746,578 and 16,741,978 shares issued
  and outstanding                                 16,747                 16,742
Additional paid-in capital                     2,208,925              2,208,262
Accumulated (deficit)                         (2,274,676)            (1,913,769)
                                               ----------             ----------
Total Stockholders' Equity                       (49,004)               311,235
                                               ----------             ----------
Total Liabilities and Stockholders' Equity     $ 955,199             $1,253,803
                                               ==========             ==========

                             See accompanying notes.




                         JAGGED EDGE MOUNTAIN GEAR, INC.
                            STATEMENTS OF OPERATIONS
    For the Three Month and Nine Month Periods Ended April 30, 2001 and 2000



                                           Three Months Ended              Nine Months Ended
                                                 April 30,                        April 30,
                                           2001           2000              2001           2000
                                           ----           ----              ----           ----

Sales                                  $   689,962   $ 844,580         $ 2,948,241 $ 2,327,301
Cost of Goods Sold                         416,049     516,572           1,699,229   1,601,321
                                        ----------   ----------         ----------   ----------
GROSS PROFIT                               273,913     328,008           1,249,012     725,980
Operating Expenses:
Selling                                    188,257     145,586           1,025,679     763,886
General, & Administrative                  213,879     355,645             549,476     580,486
Depreciation & Amortization                 21,700       8,066              64,932      24,931
                                        ----------   ----------         ----------   ----------
                                           423,836     509,297           1,640,087   1,369,303

OPERATING LOSS                            (149,923)   (181,289)           (391,075)   (643,323)

Other Income (Expense):
Interest Expense                            (7,184)     (9,999)            (53,574)    (32,889)
Other Income                                83,749       1,225              83,749       2,961
                                        ----------   ----------         ----------   ----------
NET LOSS BEFORE INCOME TAX                (73,358)   (190,063)           (360,900)   (673,250)
Provision for Income Tax                        --          --                  --          --
                                        ----------   ----------         ----------   ----------
NET (LOSS)                              $  (73,358)  $(190,063)         $ (360,900)  $(673,250)
                                        ==========   ==========         ==========   ==========
BASIC AND DILUTED LOSS PER SHARE        $   (0.00)   $   (0.01)         $    (0.02)  $   (0.05)
                                        ==========   ==========         ==========   ==========
Weighted Average Shares                 16,745,078   13,781,782         16,743,039   13,887,453
                                        ==========   ==========         ==========   ==========


                             See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                            STATEMENTS OF CASH FLOWS
               For the Nine Months Ended April 30, 2001 and 2000


                                                       2001               2000
                                                 ----------         ----------

Cash Flows from Operating Activities:
Net (loss)                                      $ (360,900)        $ (673,250)
Depreciation and amortization                       64,932             24,932
Common stock issued as compensation                     --              2,270
Common stock issued in lieu of interest                667             20,845
Expenses paid with common stock                         --              5,224
Changes in assets and liabilities:
(Increase) / Decrease in accounts receivable      (103,929)            67,167
Decrease in other accounts receivable               29,341                 --
(Increase) / Decrease in inventories               478,876            177,668
Increase in checks in excess of balance                 --              2,872
(Increase) in prepaid expenses                      (5,290)                --
(Increase) in other assets                             925                993
Increase / (Decrease) in accounts payable          164,099            137,974
  and accrued liabilities
Increase / (Decrease) in credit cards                1,339              2,207
                                                ----------         ----------
Net Cash provided (Used) by Operating              270,060           (231,098)
  Activities                                    ----------         ----------

Cash Flows from Investing Activities
Purchase of equipment                                   --            (32,167)
Purchase of trademark                                   --            (15,000)
Stock issued as partial payment on trademark            --             10,000
                                                ----------         ----------
Net Cash Used by Investing Activities                   --            (37,167)
                                                ----------         ----------

Cash Flows from Financing Activities
Proceeds from short-term debt                      502,285             39,182
Principal payments on short-term debt             (606,093)           (64,353)
Proceeds from long-term debt                            --             10,000
Principle payments on long-term debt                    --            (33,801)
Proceeds from issuance of stock                         --            325,300
Repurchase of common stock                              --             (1,340)
                                                ----------         ----------
Net Cash Provided by Financing Activities        (103,808)            274,988
                                                ----------         ----------
(Decrease) / Increase in Cash
  and Cash Equivalents                             166,252              6,722

Cash and Cash Equivalents - Beginning of Period     64,277             42,606
                                                ----------         ----------
Cash and Cash Equivalents - End of Period        $ 230,529           $ 49,328
                                                ==========         ==========
Supplemental disclosures:
Cash paid for interest                           $  50,767           $ 37,235


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

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the nine-month period ended on April 30, 2001. The results of operations for the three-month and nine-month periods ended on April 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001. Certain amounts recorded in the fiscal year 2000 (FY2000) three-month and nine-month periods have been reclassified to conform to the fiscal year 2001(FY2001) presentation.

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

A loan previously carried on the books at $127,000 was renegotiated with the maker, extending its due date one year. The note is now due in December 2001. As part of this agreement, principle payments totaling $25,271 were made on this note during February and March 2001. The current principal balance is $100,000.

A small business loan carried on the books at approximately $43,000 was paid off in its entirety during March 2001. The maker exercised an option to accelerate the note due date.

A short-term note payable through a related party carried on the books at approximately $27,500 came due at the makers request and was paid off in its entirety in February 2001.

Note 4 - Stock Issued as Compensation:
During the current nine-month period ended April 30, 2001 no Company stock was issued as compensation. During the comparative nine-month period ended April 30, 2000, the Company issued 9,000 shares of restricted common stock to employees as compensation. The company recorded $2,270 of expense for this transaction. During the current nine-month period the Company issued a total of 4,600 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $668 of interest expense related to this transaction. During the comparative period, the Company issued 27,250 shares of restricted common stock valued at $20,845 as compensation for accrued interest. During the current nine-month period no Company stock was issued as payment for miscellaneous expenses. During the comparative nine-month period the Company issued 2,750 shares of restricted common stock as compensation for miscellaneous expenses. Total expense recognized and recorded by the Company during the comparative period for this transaction was $5,224.

Note 5 - Stock Sales:
The Company did not sell any of its common stock during the current nine-month period ended April 30, 2001. During the comparative nine-month period ended April 30, 2000 the Company sold 1,045,834 shares of restricted common stock to accredited investors for $325,300 cash.


Note 6 - Earnings Per Share:
Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur upon exercise of dilutive instruments, such as stock options. The Company does not present dilutive EPS for the three-month or nine-month periods ended April 30, 2001 and 2000 because the inclusion would be anti-dilutive.

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


Results of Operations
---------------------

Company operations for the three-month period ended April 30, 2001 as compared to the three months ended April 30, 2000 resulted in a net loss of ($73,358) as compared to a net loss of ($190,063), respectively. Net loss per share for the three-month periods were $(0.00) and $(0.01) respectively, based upon weighted average shares outstanding of 16,745,078 and 13,781,782, respectively. Net sales decreased by $154,618 to $689,962 for the three-month period ended April 30, 2001 from $844,580 during the comparative period of FY2000. Company operations for the nine-month period ended April 30, 2001 as compared to the nine-months ended April 30, 2000 resulted in a net loss of ($360,900) as compared to a net loss of ($673,250), respectively. Net loss per share for the nine-month periods were $(0.02) and $(0.05), respectively, based upon weighted average shares outstanding of 16,743,039 and 13,887,453, respectively. Net sales increased by $620,940 to $2,948,241 for the nine-month period ended April 30, 2001 from $2,327,301 during the comparative period of FY2000. Company Management attributes the significant sales increase and reduced net loss for the period to the following factors:

        o A one-time sale to a company in the amount of $507,000. See revenue discussion below.
        o Mail Order Catalog sales of $650,668 for the period. See revenue discussion below.
        o      Improved profit margins on the increased catalog sales.

        o Miscellaneous income of $83,749 during the 3rd quarter derived from debt restructuring.

Sales
-----

The Company's total net product sales for all sales divisions during the three-month periods ended April 30, 2001 and April 30, 2000 were $689,962 and $833,444, respectively, a decrease in sales of $143,482 or 16%. Company total net product sales for the nine-month periods ended April 30, 2001 and April 30, 2000 were $2,891,222 and $2,294,600, respectively, an increase in sales of $596,622, or 26%.

Retail store gross sales for the three-month periods ended April 30, 2001 and April 30, 2000 were $496,775 and $352,466, respectively, an increase in sales of $144,309, or 41%. Retail store gross sales for the three-month period comprised 71% and 42% of total net product sales, respectively. Retail store gross sales for the nine-month periods ended April 30, 2001 and April 30, 2000 were $1,147,924 and $1,096,174, respectively, an increase of $51,750, or 5%. Retail store gross sales for the nine-month period comprised 40% and 48% of total net product sales, respectively.

The Company attributes the increase in retail sales for the three-month and nine-month periods to improved seasonal snow conditions in the resort towns coupled with strategic sales offers in individual stores.

Wholesale gross sales for the three-month periods ended April 30, 2001 and
---------------------
April 30, 2000 were $139,571 and $402,258, respectively, a decrease of $262,687, or 65%. Wholesale gross sales for the three-month period comprised 20% and 48% of total net product sales, respectively. Wholesale gross sales for the nine-month periods ended April 30, 2001 and April 30, 2000 were $622,658 and $966,528, respectively, a decrease of $343,870, or 36%. Wholesale gross sales for the nine-month period comprised 22% and 42% of total net product sales, respectively.

Wholesale sales are down as a result of lost sales opportunities resulting from Company difficulties getting overseas Jagged Edge production shipped to the warehouse facility on a timely basis. Some of the sales opportunities were recoverable (a timing difference), and are reflected in the three-month sales figures, but are not quantifiable. The Company management also made a decision to focus resources and saleable inventory on more lucrative catalog and retail sales. Additionally, a one-time sale of inventory to an unrelated party of $507,000 is not considered part of ordinary, recurring wholesale sales (see below).

Catalog Mail Order gross sales for the three-month periods ended April 30, 2001 and April 30, 2000 were $62,778 and $109,420, respectively, a decrease of $46,642, or 43%. Catalog Mail Order gross sales for the three-month period comprised 9% and 13% of total net product sales, respectively. Catalog Mail Order gross sales for the nine-month periods ended April 30, 2001 and April 30, 2000 were $650,668 and $319,929, respectively, an increase of $330,739, or 103%.
Catalog Mail Order gross sales for the nine-month period comprised 23% and 14% of total gross product sales, respectively.

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

Sales returns for the three-month periods ended April 30, 2001 and 2000 were $780 and $30,700, respectively, a decrease in returns of $29,920 or 4%. Sales returns for the nine-month periods ended April 30, 2001 and 2000 were $37,047 and $88,031, respectively, a decrease in returns of $50,984 or 58%. Sales divisions in this analysis do not break down data for sales returns.

Cost of Goods Sold
------------------

The Company's total product cost of sales for all sales divisions during the three-month periods ended April 30, 2001 and 2000 were $416,049 and $516,572, or 60% and 61% of net sales, respectively, a decrease of $100,523. The Company's total product cost of sales for all sales divisions during the nine-month periods ended April 30, 2001 and 2000 were $1,699,229 and $1,601,321, or 58% and 68% of net sales, respectively, an increase of $97,908.

Cost of sales as a percentage of total sales in the nine-month period ended April 30, 2001 decreased to 58% from 68% in the comparative period ended
April 30, 2000. This decrease was primarily the result of the higher margins of Jagged Edge products sold in the retail store locations, and in particular, on the "full-margin" catalog sales over the period.

Selling & Marketing Expenses
----------------------------

Selling and marketing expenses for the three-month periods ended April 30, 2001 and 2000 were $188,257 and $145,586, respectively, an increase of $42,671 or 29%. Selling and marketing expenses for the nine-month periods ended April 30, 2001 and 2000 were $1,025,679 and $763,886, respectively, an increase of $261,793 or 34%. Primary components of this increase were the catalog mail order costs including printing, production, mailing, telephone, and associated labor overhead required to ensure adequate customer servicing for the increased catalog sales.

Smaller components of the increased selling and marketing expenses over the comparable period of last year were attributable to the addition of key sales/marketing personnel, and an increase in national magazine print advertisements.

General & Administrative Expenses
---------------------------------

General and Administrative expenses for the three-month periods ended April 30, 2001 and 2000 were $213,879 and $355,645, respectively, a decrease of $141,766 or 39%. General and Administrative expenses for the nine-month periods ended April 30, 2001 and 2000 were $549,476 and $580,486, respectively, a decrease of $31,010 or 5%.

Liquidity and Capital Resources
-------------------------------

During the nine-months ended April 30, 2001, the Company's current ratio declined to .90 as compared to 1.25 at July 31, 2000. Net working capital decreased $283,047 to ($85,038) at April 30, 2001 from $198,009 at July 31,
2000. The Company's cash balances increased to $230,528 at April 30, 2001, from $64,277 at July 31, 2000.

Principal changes in the components of net working capital for the nine-month period ended April 30, 2001 as compared to fiscal year end July 31, 2000 consist of:


                                                                                                                  ----------
                                                                                                                  Change
                                                                                                                  From
                                                                                                                  July 31,
                                                                                                                  2000 to
                                                                                                                  April
                                                   %                               %                              30, 2001
                                                                                                                  ----------
Working Capital Components:                      Total        April 30, 2001       Total       July 31, 2000      $
                                                 -----        --------------       -----       -------------                  -

Cash & cash equivalents                            31.0%           230,528    6.6%                  64,277        $     166,251
Trade receivables                                  17.9%           132,783    3.0%                  28,854        $     103,929
Other receivable                                    0.0%                 0    3.0%                  29,341        $     (29,341)
Inventories                                        50.0%           372,211   87.2%                 851,087        $    (478,876)
Pre-paid expenses                                   1.1%             8,267    0.3%                   2,977        $       5,290
                                                -----------------------------------------------------------      -------------------
Current Assets                                    100.0%           743,789  100.0%                 976,536             (232,747)

Accounts payable and accrued liabilities           83.9%           695,570   67.7%                 526,909        $     168,661
Current maturities of notes payable                 7.4%            61,457   23.3%                 181,157        $    (119,700)
Other current payables                              8.7%            71,800    9.1%                  70,461        $       1,339
                                                -----------------------------------------------------------      -------------------
Current Liabilities                               100.0%           828,827  100.0%                 778,527               50,300

                                                           -------------------       -------------------------   -------------------
Working Capital                                               $    (85,038)             $          198,009       $    (283,047)
                                                           ===================       =========================   ===================

------------------------------------------------------------------------------------------------------------------------------------
Current Ratio                                                         0.90                            1.25                (0.36)
------------------------------------------------------------------------------------------------------------------------------------


The principal reasons for the decrease in working capital during the period are the following. Inventories decreased by $478,876. Trade accounts payable increased by $168,661. Note principal balances decreased by $119,700. Portions of the payables increases were used primarily for operating expenses including payments on the fall/winter catalog mailing.

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

Interest Rate Risk
------------------

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          For information on legal proceedings, see Item 3 of the July 31, 2000 Form 10-KSB.

A complaint was filed on January 24, 2001 by St. Ives, Inc. in the Court of Common Pleas, Cuyahoga County, Ohio, for unpaid printing costs associated with the Summer 2000 catalog. Unpaid invoices total $56,330. Total damages requested were $75,106. The Company was negotiating to settle the case. The Company settled with St. Ives for an undisclosed sum in April 2001.

Item 2.  Changes in Securities

          None

Item 3.  Default Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

          No reports on form 8-K were filed by the Company during the three-month period ended April 30, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Jagged Edge Mountain Gear, Inc.
                                           (Registrant)

Dated:   June 29, 2001                    By:  /s/ Margaret A. Quenemoen
                                                   -----------------------------
                                              Margaret A. Quenemoen
                                              President


Dated:   June 29, 2001                    By:  /s/ Craig K. Carr
                                                 -------------------------------
                                                 Craig K. Carr
                                                 Chief Financial Officer