Form 10KSB
period 2001-07-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2001-11-16
CIK 1097867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

                                       OR

                        Commission file number 000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

            COLORADO                                   84-144-8778
            --------                                   -----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

55 E. 100 S. Moab, UT                                     84532
---------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (435) 259-8900

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


      The issuer's revenues for its most recent fiscal year were $3,190,761

  As of November 13, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was approximately $621,800.

  As of November 13, 2001, the number of shares of the registrant's Common Stock outstanding was 17,759,978.

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

Jagged Edge Mountain Gear, Inc., a Colorado corporation, (NASDAQ OTC Bulletin Board (OTCBB) - JEMG) was originally formed as a Utah LLC and was converted to a Colorado Corporation on July 27, 1997. Jagged Edge Mountain Gear, Inc. ("JEMG" or the "Company"), designs, produces and distributes technically sophisticated outdoor clothing and accessories, using high-performance fabrics, for outdoor sports activities under the name Jagged Edge Mountain Gear. The Company currently owns and operates three retail stores under the name Jagged Edge Mountain Gear, a wholesale division, a retail catalog mail-order division and a retail Internet site. The retail stores are all located in Colorado ski resort towns. The catalog and Internet site cover a national market. Wholesale sales are both domestic and international.

During the fiscal year ended July 31, 2001, the Company was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, the Company did not dispose of any material amounts of its assets other than in the ordinary course of its business.

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

The  Company's  primary  means of  distribution  of its products  are:

     o    Retail, through its own stores.
     o    Catalog mail order sales.
     o Wholesale, through its wholesale division, supplying retail and wholesale accounts in both the US and overseas.
     o E-commerce, through the Company's own website and through affil iations with major web portals.

The Company introduces a line consisting of new and revised products approximately every six months. Each season, there are at least 60 products in the line. The lines are shown and offered at national trade shows.

The Company's management believes that Jagged Edge Mountain Gear is one of the world's premier brands of high-performance outdoor apparel, offering technical superiority in fabrics, materials and construction coupled with a price point below that of its' competition.

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

The Company believes that consumers are demonstrating an increasing preference for functional, performance-oriented products. Consumer purchase decisions are often driven as much by a desire to create a particular perception of them as healthy and active as by an actual need for these products. An example of this trend is the growing popularity of sport utility vehicles, which have become one of the fastest growing segments of the automotive industry despite the fact that less than 2% of owners of such vehicles ever venture off paved streets or utilize the 4-wheel drive.

                                COMPANY OVERVIEW

The Company is a designer, distributor and marketer of technically sophisticated outdoor apparel and rugged sportswear under the Jagged Edge Mountain Gear brand name. Over the past 11 years, the Company has built a strong and widely recognized reputation for high-quality, innovative and technically sophisticated products, which management believes has established Jagged Edge Mountain Gear as a respected premier specialty brand of outdoor apparel.

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

Jagged Edge Mountain Gear's corporate headquarters were located in Telluride, Colorado, an upscale ski resort mountain town until May, 2001. At that time the Company's management team made a decision to relocate its corporate and administrative staff, and its headquarters are now located in Moab, Utah. Moab is located in the heart of what is referred to as the "canyon country" of southeastern Utah. Geographically Moab is the only town in Utah located on the Colorado River, and is a town renown for its varied outdoor activities and proximity to some of the best skiing, hiking, rock climbing, mountain biking, and rafting in the world. It is also home to several world class athletes who personify the Jagged Edge image. In addition to the economic benefits of moving to Moab, the Company's management team feels that this outdoors town reflects exactly what gives Jagged Edge its identity. The Company still owns and manages its three Colorado retail stores.

                                    PRODUCTS

The Company designs, manufactures, and sells a broad range of outerwear under the brand name Jagged Edge Mountain Gear. The Company's products are often used in severe weather and other extreme or adverse conditions. The Company product lines include the flagship Telluride Mountain series - considered by many to be the finest available, a new Gold Hill series - more moderately priced skiwear, yet still full featured, and the Tectonic, North Wind, Jannu, and Cold Mountain Windbloc series. Each series is designed and developed for specific weather conditions and end use, and is produced with a target demographic in mind. The Company strives to offer products at moderate price-points that appeal to a broad consumer base; are higher in quality than many competitive products while incorporating materials and technologies to create the most technically advanced designs. Additionally, through the Company's retail locations the Company also sells products that compliment the Jagged Edge line including accessories, rugged footwear and other items. As a result of the more than 10 years of experience gained as a provider of outdoor apparel, the Company believes it has achieved and is recognized for the highest level of authenticity in the outdoor apparel industry.

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


Outerwear:

The Company's outerwear products are organized into various product series and categories, as described above. The Company's outerwear is designed to provide protection from various combinations of cold, wet and windy conditions and to accommodate the range of motion required for the most extreme outdoor activities. In addition, many of the Company's outerwear products are designed to adapt to varying conditions and situations, taking into account the unpredictability of the weather and the fact that some outdoor activities alternate between periods of extreme exertion and total rest, requiring a proper balance between ventilation and insulation. Each year, the Company enhances its outerwear lines by adding new products and design innovations. This year, for example, the Company introduced its Tectonic series of outerwear garments. Designed with skiing and snowboarding specifically in mind, these jackets and pants are superb for all types of harsh weather activity. The price point is set in a range that should appeal to a broader market segment. In the Fall 2000 Skiing Magazine equipment issue, Jagged Edge Mountain Gear was described as the provider of garments, which should be worn to "fit in" with the local ski town populations.

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

                        RESEARCH, DESIGN AND DEVELOPMENT

The Company's lead designer, along with other management and staff, bring more than 30 years of experience individually, of mountaineering, rock and ice climbing, trekking, and skiing trips. Through actual use of the Company's products in extreme conditions, and building product based on "real use" for superior function, the brand has achieved the highest level of authenticity in the outdoor apparel industry.

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

The Company believes that it has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster brand loyalty and to further enhance its authentic image, the Company has in place a national print advertising campaign specifically targeting the skiing and climbing audience. Print ads have run, or currently will be running in Skiing, Powder, Backcountry, Rock and Ice, Climbing, Couloir, and other sports oriented publications, which target the demographic population the Company feels purchase its products. Moreover, gear reviews have been recently written in Climbing Magazine, Outside, Hooked On The Outdoors, Skiing, Outdoor Retailer and other magazines, all touting the excellence of the Jagged Edge garments.

The Company founders, Margaret A. Quenemoen (President/CEO), and Paula S. Quenemoen (Executive Vice President), identical twin sisters, are well known in the industry. Quite frequently, they are invited to discuss entrepreneurship or other topics on various radio talk shows, or to participate in various mountaineering presentations throughout the region. In the past the women have also been featured on "Small Business 2000" a PBS television documentary, and were the primary case study described in the Nahavandi & Malekzadeh textbook "Organizational Behavior"; Prentice Hall, Copyright 1999. This textbook also featured the Company in a 45-minute video presentation, an accompaniment to the textbook. The Company believes this participation enhances the Jagged Edge Mountain Gear image and further identifies Company management as users, testers, and designers of the Company's technical outerwear.

                             SALES AND DISTRIBUTION

The Company currently markets its products through four primary sales divisions, and each sales division contributes differing gross profit percentages to the Company. 1) Jagged Edge owned and operated retail stores, 2) The retail catalog division, 3) The Company's wholesale distribution network, and 4) The Company's internet web site and other sales affiliations. Other revenue sources are immaterial.

        o Jagged Edge Retail Stores. Jagged Edge owned and operated retail store net sales were approximately $1,355,600 or 43% of total gross product sales during FY2001.
        o Wholesale Distribution. The wholesale distribution network net sales were approximately $1,163,700 or 36% during FY2001. The wholesale division distributes product both domestically and internationally. International sales were approximately
                $164,400 and $253,300 during FY2001 an FY2000, respectively.

        o Retail Catalog Division. The retail catalog division net sales were approximately $650,700 or 20% of total gross sales during FY2001.
        o Internet and other sales and revenue sources accounted for the bulk of remaining sales, approximately $58,000 or 1% during FY2001.

Company Operated Retail Stores

The Company's three retail stores are an important component of its marketing and product development strategies and provide a targeted environment to merchandise and sell Jagged Edge Mountain Gear product lines. Located in year round ski resort communities, these stores carry a broad range of Jagged Edge Mountain Gear products and complementary accessories from other manufacturers. The Company believes that as a result of its ability to control the visual presentation and product assortment in its retail stores, these stores help build brand awareness and introduce consumers to a broad range of Jagged Edge Mountain Gear products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of whom are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

The Company's retail stores are located in the following Colorado towns:
Telluride,(flagship store), Breckenridge, and Crested Butte. Although the Company considers its retail stores to be an important aspect of its brand name strategy, the Company currently has no plans to open additional retail stores, although no assurances can be given.

Wholesale Sales

The Company's wholesale customers for FY2001 consisted, primarily; of large specialty outdoor product retailers such as REI, and small independently owned skiing or mountaineering specialty shops. The Company sells its products to approximately 175 wholesale customers in the United States, representing an estimated 150 storefronts. Internationally, the Company sells to approximately 25 wholesale distributors and brokers, representing an unknown amount of storefronts.

The Company maintains a small service department to handle the repair or replacement of defective or damaged merchandise.


Retail Catalog Division

The Jagged Edge Mountain Gear retail catalog division was located in the Jagged Edge warehouse facility in Telluride, Colorado during the FY2001 season. For the FY2001 season the Company printed and mailed approximately 475,000 full color fall / winter catalogs. The mailings were to sent to a targeted customer demographic provided by an independent agency that the Company felt best represented its customer base.

The winter catalog experienced an approximate 1.5% return rate with an average order of $89. The Company did not publish a summer catalog. Management feels that the fall / winter 2001 catalog was a tremendous success, delivering substantially increased sales coupled with premium sales margins. During the upcoming fall / winter season FY2002 the Company is printing and mailing 725,000 catalogs. Through more concentrated "add-on" sales and "systems" sales the Company expects an overall return rate near 2.0% and $110.00 per order average, although no assurances can be given.

Third-party carriers ship all of the Company's products. Primary carriers include UPS, Federal Express, and US Postal service.

Fluctuations in Sales

Sales of the Company's products historically have fluctuated due to conditions beyond the Company's control, such as seasonality, climatic conditions, and economic cycles. Variables such as weather patterns, poor or late ski seasons, economic cycles, and other conditions that affect consumer spending in resort communities, can have a significant effect on Company revenues. The Company's results of operations may also vary from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, product received from overseas suppliers, and the timing of Company advertising and marketing expenditures. In particular, since the Company sells its technical mountain gear to skiers in the three resort towns in which it operates retail stores, as well as through other retailers located in winter resorts, each year's timing of, and amount of snowfall has a significant effect on customer traffic and sales. On the positive side, sports enthusiasts in other geographic areas, through retails stores supplied by the wholesale division, and in the summer months in Colorado, continue to purchase Jagged Edge Mountain Gear year round.

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


                           SOURCING AND MANUFACTURING

Sources of Raw Materials

The Company has well-established relationships with several major suppliers of materials in the marketplace. To diversify dependence on one of the two primary fleece suppliers, orders have been historically divided between Huntington and Malden Mills. Additionally, by creating garments in unrelated fabric technologies, dependence on these major suppliers reduces the Company's exposure and risk.

Orders for fabric, and to a lesser extent for completed garments, are typically placed 6-9 months prior to the beginning of each sales season and only limited re-ordering for fabric is possible after orders are placed. This long lead-time is typical for the industry and requires accuracy in product sales forecasting and cash flow management. Since a sales forecast will never be 100% correct, some items will be short and some items will be over at the end of the year. Factors that can affect sales are international, national, state and local economies, weather conditions throughout the country, fashion trends, and other uncontrollable factors.

The Company sources production of its products from unaffiliated manufacturers primarily located in Canada, Korea, Sri Lanka, Japan, and the United States. The Company believes that it has good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet any foreseeable increase in demand for its products.

To ensure that products manufactured for the Company are consistent with its quality standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used and the suppliers of such materials, and negotiating the prices for such materials.

The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and federal import quota capacity. None of the manufacturers used by the Company produce the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business.

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

                         MANAGEMENT INFORMATION SYSTEMS

During FY2001, The Company's management team planned to complete a computer conversion and installation of a new integrated management information system as discussed in the Form 10-KSB for the year ended July 31, 2000. Due to numerous factors the computer conversion was stopped and a settlement was reached with the outside consulting firm hired to perform this conversion. The Company is currently operating with an upgraded version of its original software.

                                   COMPETITION

The Company's industry is intensely competitive, with several other manufacturers of technical outdoor clothing competing in the national and international marketplace. Moreover, there are now other non-technical clothing companies entering the outerwear market. Jagged Edge Mountain Gear's primary competitors include Patagonia, The North Face, Marmot, Mountain Hardware, Sierra Designs and other technical outerwear manufacturers. The Company is still a relatively small player in the industry, but has built strong brand name recognition. The Company is recognized as a highly creative producer of innovative and functional products. Through expected growth in revenues in the Jagged Edge Mountain Gear retail stores, direct mail order catalog, wholesale distribution, and the web site, Jagged Edge Mountain Gear expects that it will continue to expand its market share, although there can be no assurance given that this will happen.

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

                            TRADEMARKS AND LICENSING

The Company has two trademarks registered with the United States Patent and Trademark Office: "Jagged Edge Mountain Gear" and "Jagged Edge."

Jagged Edge Mountain Gear registered and owns the "JAGGED EDGE" trademark in Japan.

The Company owns the domain name for its web site jagged-edge.com and has recently purchased the domain name jaggededge.com.

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

                                    EMPLOYEES

As of July 31, 2001, the Company had five non-retail store employees. In addition, the Company had 10 retail store employees. These numbers fluctuate significantly during "on" and "off" seasons.


Item 2.  Properties.

The principal executive, administrative and warehousing offices of the Company were located at 52 Pilot Knob, Telluride Colorado, 81435 until May 2001. The Company's management team made a strategic decision to move the corporate headquarters to Moab, Utah due to spiraling costs associated with the Telluride location. The general location, use and approximate size of the Company's principal locations, all of which are leased, are set forth below:



LOCATION                                          USE                 MONTHLY LEASE
--------                                          ---                 -------------
ACTIVE LEASES:
55 E. 100 S., Moab, UT 48532                  Administrative              $900/mo                   Expires: May 2002
129 W. Colo. Ave., Telluride, CO 81435        Retail                     $3,272/mo                 Expires: May 15, 2005
326 Main Street, Breckenridge, CO 80424       Retail                     $4,890/mo                 Expires: Sep. 1, 2002
201 Elk Avenue, Crested Butte CO 81224        Retail                     $4,103/mo                 Expires: June 2, 2015

EXPIRED OR TERMINATED:
52 Pilot Knob Lane, Telluride CO 81435        Corporate, Warehousing     $3,600/mo
Termination agreement reached with landlord.  Terminated May 2001.
612 Main Street, Ouray CO 81427               Retail                     $950/mo                   Expired: Feb. 28, 2001

565 Mt. Village Blvd, Mt Village, CO 81435    Retail                     $553/mo
Termination agreement reached with landlord.

Sublease of Location:

Ouray, CO: 612 Main Street, Ouray CO 81427
As of March 1, 2000, this location was sublet for the remaining term of the Lease during the fiscal year.

Change of Location:

In May, 2001 the Telluride, CO corporate office was closed and replaced with the Moab, Utah corporate office. The lease on the Telluride office was terminated.

Option to Purchase:

Jagged Edge Headquarters: 52 Pilot Knob Lane, Telluride CO 81435
The Company's lease contained an option to purchase the property. The option expired June 1, 2000 and was not exercised.

Termination of Lease:

In October, 2000 the Company reached an agreement with the leasor of the Telluride Mountain Village property. The lease on the property was terminated in fiscal 2001.

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


Jagged Edge Mountain Gear Locations: Address, Square Footage, and Annual Rent:


CURRENTLY ACTIVE LEASES:
Jagged Edge Mountain Gear
Corporate Offices, Moab, UT: 55 E. 100 S., Moab, UT 84532
Area Square Feet: 1,100
Annual Rent: $10,800

Telluride, CO: 129 W. Colo. Avenue, Telluride, CO 81435
Area Square Feet: 1,838
Annual Rent: $39,300

Breckenridge, CO: 326 Main Street, Breckenridge, CO 80424
Area Square Feet: 1,100
Annual Rent: $58,700

Crested Butte, CO: 201 Elk Avenue, Crested Butte CO 81224
Area Square Feet: 1,400
Annual Rent: $49,236

Gross Annual Current Rental:

The gross annual rental represented by Jagged Edge Mountain Gear leases totals approximately $158,036.


TERMINATED LEASES DURING FISCAL YEAR:
Jagged Edge Mountain Gear Corporate
Offices:  52 Pilot Knob Lane,  Telluride CO 81435
Area Square Feet: 5,000
Annual Rent: $43,200

Ouray, CO: 612 Main Street, Ouray CO 81427
Area Square Feet: 1,000
Annual Rent: $11,400

Mountain Village, CO: 565 Mt. Village Blvd, Mountain Village, CO 81435 Area Square Feet: 689
Annual Rent: $6,600


Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the year ended July 31, 2001.

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

                                             High                 Low
                                             ---------------------------
Fiscal Year Ended
July 31, 2001
-------------------
First Quarter *(08/2000-10/2000)              $ 0.38             $ 0.19
Second Quarter (11/2000-01/2001)                0.20               0.03
Third Quarter  (02/2001-04/2001)                0.28               0.05
Fourth Quarter (05/2001-07/2001)                0.10               0.05


Fiscal Year Ended
July 31, 2000
-------------------
First Quarter  (08/1999-10/1999)              $ 0.57               0.30
Second Quarter (11/1999-01/2000)                0.60               0.20
Third Quarter  (02/2000-04/2000)                0.50               0.20
Fourth Quarter (05/2000-07/2000)                0.33               0.22

* The OTC began quoting the Company's common stock on July 6, 1998.

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     (b) Holders
     -----------

As of July 31, 2001 and July 31,2000 the Company had approximately 150 and 152 holders of record for its common stock respectively, not including an unknown number of beneficial holders in street name.

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

     (e) Options & Warrants
     ----------------------

In December 1999, the Board of Directors adopted the Jagged Edge Mountain Gear, Inc. Stock Plan (the "Plan") as a means to award incentive stock options, non-qualified stock options and restricted stock to employees, potential employees, directors, consultants and other independent contractors, and reserved 5 million shares of common stock for issuance under the Plan. The Board of Directors is the administrator of the Plan.

During fiscal 2001, options to purchase common stock of the Company were granted two consultants, a convertible note holder, a former lender, and an officer. Information with respect to the stock options is summarized as follows:

                                             Shares         Weighted Average
                                          Under Option       Exercise Price
                                          ------------       --------------

Outstanding, July 31, 2000                      --                --
  Granted                                  2,900,000          $   .12
  Exercised                                     --                --
                                           ---------          -------
Outstanding, July 31, 2001                 2,900,000          $   .12
                                           =========          =======

The options, all of which are exercisable on July 31, 2001, expire as follows:
                                                  Shares
                                               Under Option     Exercise Price
                                               ------------     --------------

    September 11, 2003                             400,000           $.28
    May 15, 2003                                   500,000            .10
    June 1, 2006                                 2,000,000            .10
                                                 ---------
                                                 2,900,000
                                                 =========

In addition, options to purchase 3 million shares were granted an investment group in fiscal 2000. The option agreement provides the investors an option to acquire up to one million shares of common stock each year at 75%, 80% and 85% of the average bid price for the 60 day trading period prior to exercise during fiscal 2001, 2002 and 2003, respectively. On August 20, 2001 the investment group exercised the option for the first option period.

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

As discussed in Note B to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages. The Company had, at July 31, 2001, negative working capital of approximately $52,900. The report of the Company's independent accountants that accompanies the financial statements contains a going concern qualification. Unless the Company can obtain suitable significant additional equity or debt, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in this Item 6. The financial statements do not include any adjustments to reflect the possible future effect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Senior management has taken a number of significant steps to restructure and streamline the Company's management, infrastructure, product line, product costing, and expense structure to better match and monitor individual revenue and cost centers. The Company has implemented personnel policies directly addressing the hiring of, and retention of, quality management staff and outside consultants to help guide the Company through and beyond the current year. This restructuring will enable senior management to significantly improve their analysis and management of the Company's operations on a center-by-center basis, and reduce or eliminate non-performing or non-critical areas. Management's expectations that gross margins would improve materially were realized as gross profit margins for the period ended July 31, 2001 were 41% versus 25% for the comparative twelve month period. During fiscal 2002, the overall profitability of the Company is expected to improve due to continuing control over the Company's various cost centers. The Company cannot offer any assurance, however, that profitability will, in fact, increase.

Due to the fundamental requirement for the Company to achieve positive cash flow from operations and net income, the Company will continue to direct its management efforts toward reviewing and improving product profit margins, throughout the Company lines, and increasing revenues from the sale of products with higher profit margins. To continue the Company's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures and inventory control measures are also now in place, or are being implemented to ensure minimized product costs and to avoid excess inventory levels.

The Company experienced positive cash flow from operations of $50,300 for the twelve-month period ended July 31, 2001 versus a negative cash flow from operations of $767,000 for the comparative period ended July 31, 2000. A significant factor leading to positive cash flows in fiscal 2001 was through the reduction of inventory levels. During FY2000, cash flow deficits were reduced predominantly by the sale of common stock. The Company's ability to fund its future operations will be dependent upon achieving profitability, maintaining stable inventory levels, generating and maintaining positive cash flow from operations, or by raising additional debt or equity.

Unless the Company is able to accomplish one or more of the above, it may be facing significant working capital shortages through FY2002 and beyond. Management of the Company does not believe that its existing capital resources are sufficient for the 2002 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during FY2001 and is required to repay its debt according to existing scheduled maturities. The Company is currently seeking additional debt or equity capital to augment its working capital position, or an arrangement with another company, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses until such time as its restructuring efforts result in a level of positive cash flow or profitability, although no assurance of that occurring can be given.

If the Company is not able to obtain additional suitable debt or equity capital it will continue its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity.


Liquidity and Capital Resources
--------------------------------

During the fiscal year ended July 31, 2001, the Company's current ratio (current assets/current liabilities) Declined to 0.91 as compared to 1.25 at July 31, 2000. Net working capital decreased to a deficit of $53,000 at July 31, 2001 from $198,000 at July 31, 2000. The Company's cash balances increased to $200,163 at July 31, 2001, from $64,300 at July 31, 2000.

Principal changes in the components of net working capital for the fiscal year ended July 31, 2001 as compared to fiscal year ended July 31, 2000 consist of:


                                                                                               ----------------------
                                                                                               Change From FY2000 to
                                                  %                       %                            FY2001
                                                                                               ----------------------
Working Capital Components:                     Total      FY2001       Total      FY2000                 $
                                                -----      ------       -----      ------                 -

Cash & cash equivalents                           39%        200,163       7%        64,277       $     135,886
Trade receivables                                  3%         14,904       3%        28,854       $     (13,950)
Other receivable                                   0%             -0       3%        29,341       $     (29,341)
Inventories                                       57%        288,467      87%       851,087       $    (562,620)
Pre-paid expenses                                  1%          4,894       0%         2,977       $       1,917
                                              ----------------------------------------------     ---------------------
Current Assets                                   100%        508,428     100%       976,536            (468,108)

Accounts payable and accrued liabilities          66%        370,680      68%       526,909       $    (156,229)
Current maturities of notes payable               20%        113,564      23%       181,157       $     (67,593)
Other current payables                            14%         77,165       9%        70,461       $       6,704
                                              ----------------------------------------------     ---------------------
Current Liabilities                              100%        561,409     100%       778,527            (217,118)

                                                     ----------------        ---------------     ---------------------
Working Capital                                       $     (52,981)            $   198,001         $   (250,990)
                                                     ================        ===============     =====================




The principal reasons for the decrease in working capital during FY2001 are the following: A decrease in the amount of finished goods inventory at July 31, 2001 by $562,620 to $288,467 from $851,087 in the comparative period ended July 31, 2000. An increase in cash balances to $200,163 from $64,277. A reduction in total current liabilities of $217,118 over the comparative period.

Throughout the fiscal year ended July 31, 2001 and beyond, Management has taken substantive measures to reduce expenses by decreasing the number of sales, marketing, and administrative personnel, movement of the Company corporate headquarters to Moab, Utah, outsourcing catalog fulfillment, along with general expense cuts in sales and marketing costs. Management feels that these actions, coupled with the Company's improved product profit margins have had a significant effect on the Company's reduced net loss. The Company cannot offer any assurance, however, that these improvements will continue to translate to the bottom line, or profitability will, in fact, increase due to these measures.


Sale of Restricted Stock
------------------------

During the fiscal year ended July 31, 2001 the Company did not sell any shares of common stock to raise additional capital. The Company did issue a convertible note to raise $255,000 cash at the end of April, 2001. During the comparative fiscal year ended July 31, 2000 the Company received net proceeds of $898,970 from the sale of 3,913,834 shares of the Company's common stock to accredited investors pursuant to Sections 4(2) and 4(6) of The Securities Act.

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

In addition, the Company's sales and purchases in Japan and Canada are denominated at the time of order commitment, in the United States dollar, which may have a negative impact on order completion or fulfillment or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly versus the related foreign currency. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. Furthermore, the Company may be affected by economic and political conditions in each of the countries in which it transacts business. Risks associated with operating in the international arena include:

     o Economic instability, including the possible revaluation of currencies.
     o Extreme currency exchange fluctuations. The Company has not entered into foreign currency forward and option contracts to manage exposure to certain foreign currency commitments.
     o    Changes to import or export regulations (including quotas).
     o    Labor or civil unrest.
     o    In certain parts of the world, political instability.

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


Results of Operations.

Jagged Edge Mountain Gear operations resulted in a reduced net loss before extraordinary income of approximately $(698,737) during FY2001 as compared to a loss of $(1,160,700) during FY2000; an improvement of $461,985. Net loss per share before extraordinary income for FY2001 and FY2000 was $(0.04) and $(0.08), respectively.. Net loss after extraordinary income of $98,190 was approximately $(600,547) during FY2001 as compared to a net loss of $(1,160,700) for FY2000. Net loss per share after extraordinary items for FY2001 and FY2000 was $(0.04) and $(0.08), respectively. Management attributes the reduced net loss from operations during FY2001 primarily to the following factors. o The effect of the closure of two retail store locations which had been operating at a loss - Telluride Mountain Village and Ouray. Elimination of these store expenses had a positive impact on the Company bottom line. o Accounting charges taken during FY2000 for inventory reserves, and product sample write-offs of approximately $125,000. o Increased catalog sales at full product margins. Management believes that the increased catalog mailings and response rates resulted in higher catalog sales ($650,680 during FY2001 versus $394,076 during FY2000). o Reduced product discounting. o Stabilization of cost inefficiencies associated with a rapid expansion of the Company during FY1999 and FY2000.

The Company recognized extraordinary income of $98,190 due to the settlement of certain liabilities with a leasing company and trade vendors.

Revenues
--------
Jagged Edge Mountain Gear total net product sales for all sales divisions during FY2001 and FY2000 were approximately $3,190,761 and $2,739,050 respectively, for an increase of $451,711 or 16%.

Retail store gross sales for FY2001 and FY2000 were approximately $1,355,560 and $1,408,210 respectively, for a decrease of $(52,650) or (4)%. For FY2001 and FY2000 retail store gross sales comprised 43% and 52% of total product sales, respectively. The primary reason retail sales were down from FY2000 is the retail store closings of the Ouray and Mountain Village, Colorado locations during March and April 2000, and the subsequent sales volume loss from those locations.

Wholesale division gross sales for FY2001 and FY2000 were approximately $1,163,689 and $1,004,209 respectively, for an increase of $159,480 or 16%. For FY2001 and FY2000 wholesale division gross sales comprised 37% and 37% of total product sales, respectively. FY2001 and FY2000 international wholesale sales (primarily to Japanese customers) totaled $164,369 and $253,300, respectively. .

Catalog and mail order division gross sales for FY2001 and FY2000 were approximately $650,681 and $394,076 respectively, for an increase of $256,605 or 65%. For FY2001 and FY2000 catalog and mail order division sales comprised 20% and 14% of total product sales, respectively.

Sales returns for FY2001 and FY2000 totaled $37,206 and $107,315 respectively, for a decrease in returns of $70,110 or 65%. Sales divisions in this analysis do not break down data for sales returns.


The following table is provided as an aid to further understand Company sales.

                                                                                            -----------------------
                                            %                       %                       Change From FY2000 to
                                                                                                    FY2001
                                                                                            -----------------------
Revenues:                                 Total         FY2001       Total      FY2000          %          $
                                          -----         ------       -----      ------          -          -

 Retail Division                           43%     $1,355,560       52%    $1,408,209           -4%    $ (52,649)
 Wholesale Division                        37%      1,163,689       37%     1,004,209           16%    $ 159,480
 Mail Order Division                       21%        650,681       15%       394,076           65%    $ 256,605
                                        ---------------------------------------------    -----------------------
Total Gross Sales Revenues                101%      3,169,930      104%     2,806,494           13%      363,436
  Less: Returns                            -1%        (37,206)      -4%      (107,315)          -6%      (70,110)
                                        ---------------------------------------------    -----------------------
Net Sales Revenues                        100%      3,132,724      100%     2,699,179           16%      433,546
Shipping & Freight Collected                2%         58,037        2%        39,872           46%       18,165
                                        ---------------------------------------------    -----------------------
All Revenues                              102%     $3,190,761      102%    $2,739,050           17%    $ 451.711
                                        =============================================    =======================

Management believes that contribution margins from these divisions will continue to improve as the percentage of sales costs and expenses are decreased and brought in line with existing and projected revenues by division. There can be no assurance these positive changes will ever result in an increase in cash flow from the Company's operations or net income (as compared to the Company's historical net losses).

Cost of Goods Sold
------------------

The Company's total product cost of sales for all sales divisions during FY2001 and FY2000 were approximately $1,869,655 and $2,041,852 or 59% and 75% respectively, of sales for a decrease in product cost of $172,197 or 8%.

Management believes that cost of sales as a percent of sales decreased to 59%, from 75% of total sales due primarily to higher margin catalog mail order sales, additionally, overall discounting within sales divisions was minimized or controlled, which contributed to this increased margin.


Selling & Marketing Expenses
----------------------------
Selling and marketing expenses for FY2001 and FY2000 were approximately $970,781 and $1,153,306 respectively, for a decrease of $182,525 or 16%.

The  $182,525 decrease  in  selling  and  marketing   expenses  in  FY2001  was
attributable to the reduction of sales/marketing personnel, including commissioned sales representatives, and a decrease in national magazine print advertisements. During the first quarter of FY2001, the number of sales/marketing personnel was reduced as well as marketing expenditures. The catalog printing and mailing costs for the fiscal year of approximately $252,877 was essentially equivalent to the FY2000 costs incurred for both fall / winter and spring / summer catalogs. Management feels that return on mail order expenditures was excellent.

General and Administrative Expenses
---------------------------------

General and administrative expenses for FY2001 and FY2000 were approximately $836,591 and $612,752 for an increase of $223,839 or 37%. The increase in general and administrative expenses in FY2001 is primarily attributable to additional payroll and consulting costs incurred, moving expenses related to the relocation to Moab, Utah, and a general increase in administrative expense proportionate to increased sales.

Interest Expense
----------------

Interest expense for FY2001 and FY2000 totaled $69,118 and $47,711 respectively, or an increase of $21,407 or 45%. Interest expense increased due to additonal borrowings. Interest expense includes non-cash charges for the value of stock options in fiscal 2001 of $34,206 and the fair market value of common stock issued as payment for interest expense of $2,205 and $41,794 in fiscal 2001 and 2000, respectively.

Item 7. Financial Statements.

The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

Report of Independent Public Accountants (Page F-2)

Balance Sheet - July 31, 2001 (Page F-3)

Statement of Operations - Years ended July 31, 2001 and 2000
(Page F-4)

Statements of Cash Flows - Years ended July 31, 2001 and 2000 (Page F-5)

Statement of Stockholders' Equity - Years ended July 31, 2001 and 2000 (Page
F-6)

Notes to Financial Statements (Page F-7)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Changes in Registrant's Certifying Accountant


None.


                               PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

         (a) Identification of Directors and Executive Officers.
         -------------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of Jagged Edge Mountain Gear, Inc. (the "Company"):

Name                    Age             Position
------------------      ---      -----------------------

Margaret A. Quenemoen   40       President / Director
55 E. 100 S.
Moab, UT 84532

Paula S. Quenemoen      40       Executive VP / Director
55 E. 100 S.
Moab, UT 84532

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

MARGARET A. QUENEMOEN, President, Director, and founder of the Company. In 1998, Ms. Quenemoen was a finalist for the Ernst and Young Entrepreneur of the Year Award. Margaret's organizational skills are demonstrated by her competent overseeing all departments and aspects of the Company including design and strategy. She steers and directs the Company, devising Company plans and goals. Ms. Quenemoen works closely with bankers, lawyers and other advisors. Previous employment includes an outerwear production management position at Odyssey of America in 1992, overseeing 100 plus employees. Margaret graduated from the University of Colorado at Boulder with a BA in Economics. Ms. Quenemoen has served as a director of the Company since its inception. Ms. Quenemoen holds no directorships in any other companies.

PAULA S. QUENEMOEN, Executive Vice President, Director. Ms. Quenemoen began with Jagged Edge Mountain Gear in 1993. Her position encompasses all areas of management, with special emphasis placed on catalog production and design, web site development, wholesale development and trade shows. Ms. Quenemoen oversees the image and marketing of the Company. Ms. Quenemoen's business experience includes working as an international offshore buyer in China for Occidental Petroleum. Her fluent Chinese and contacts in China have been utilized in establishing relationships with manufacturers in China and Hong Kong. She graduated from the University of Utah with BA majors in Asian Studies and Political Science, a Minor in Chinese and a Certificate of International Relations. Ms. Quenemoen has served as a director of the Company since its inception. Ms. Quenemoen holds no other directorships in any companies.

         (b) Identification of Certain Significant Employees.
         ----------------------------------------------------

Members of senior management who make significant contributions to Jagged Edge Mountain Gear, Inc include:

CRAIG K. CARR, Chief Financial Officer
Mr. Carr was hired as the Company's Chief Financial Officer in August 2000. He graduated from Metropolitan State College of Denver with a B.S. in accounting, and from the University of Colorado at Boulder with an MBA. Mr. Carr is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

He is responsible for all financial areas of the Company including audits, bank relations, budgeting and forecasting, implementing strategic plans, information systems, financial analysis, human resources, SEC reporting and all day-to-day financial operations.

His background includes over 20 years diversified experience as CFO / Controller in companies such as Ocean Pacific Childrenswear, Crested Butte Mountain Resort, and Western Horizon Resorts, all Colorado based companies.

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

ERIC GILMORE, Lead Designer and Production Manager
Mr. Gilmore has been the Company's lead outerwear and clothing designer since 1997. He specs designs, sources materials, oversees production, and is an expert in high tech fabrics. He also acts as liaison between the Canadian, Asian and domestic clothing factories, and the Company. Mr. Gilmore joined the Company from Eastern Mountain Sports, where he was Product Developer and Designer from 1993 to 1997.

     (c) Family relationships.
     -------------------------

Margaret A. Quenemoen, CEO / President, and Paula S. Quenemoen, Executive Vice President, form the entire Board of Directors.

     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

During the past five years, no Director, Executive Officer, Promoter or Control Person of the Company has:

1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;
2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.
4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

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

Item 10.  Executive Compensation.
          -----------------------

Margaret A. Quenemoen, President / CEO is paid $50,000 cash compensation annually for all services performed on behalf the Company No cash, stock or other compensation plan currently exists for Ms. Quenemoen. No assurances can be given that this arrangement will not change at a future date.

Paula S. Quenemoen, Executive Vice-President is paid $50,000 cash compensation annually for all services performed on behalf the Company. The Company also pays approximately $320 per month for the Company car used by Ms. Quenemoen. No cash, stock or other compensation plan currently exists for Ms. Quenemoen. No assurances can be given that this arrangement will not change at a future date.


NAME / POSITION              FISCAL                                 OTHER      RESTRICTED    ALL CASH
                             YEAR       SALARY        BONUS         COMP.        STOCK         COMP.
-------------------------------------------------------------------------------------------------------

Margaret A. Quenemoen        2001        43,385    $        0    $    6,000             0    $   49,385
President / CEO              2000        15,600    $        0    $   16,080             0    $   31,680
                             1999    $   15,000    $        0    $   14,100             0    $   29,100
                             1998    $    7,346    $        0    $   10,115             0    $   17,461
                             1997    $   15,703    $        0    $    6,740     4,236,000    $   22,443


Paula S. Quenemoen           2001    $   45,185    $        0    $    5,446             0    $   50,631
Executive VP                 2000    $   24,960    $        0    $   11,040             0    $   36,000
                             1999    $   24,960    $        0    $    7,080             0    $   31,840
                             1998    $   24,960    $        0    $    6,615             0    $   31,575
                             1997    $   14,825    $        0    $    4,480     2,824,000    $   19,305

     (b) Stock Option Plans.
     -----------------------

In summary, the Jagged Edge Mountain Gear, Inc. Stock Plan (the "Plan") is used as a means whereby the Company may, through awards of stock options within the meaning of section 422 of the Code:

     o Provide employees of the Company with additional incentive to promote the success of the Company's and encourage such employees to remain employed with the Company.
     o Provide incentive for potential employees to accept employment with the Company.
     o Provide directors of the Company who are not also employees of the Company, and consultants and other independent contractors who provide services to the Company, with additional incentive to promote the success of the Company's business.

The laws of the State of Colorado govern the construction and operation of the Plan.

Stock Subject to the Plan.

The aggregate number of shares of the Company's $.001 par value Common Stock that may be issued under Options or as Restricted Stock under this Plan may not exceed 5,000,000 shares of Common Stock. If any awards terminate or expire, as to any number of shares, new Options, and Restricted Stock may thereafter be awarded with respect to such shares.

No Participant may be granted awards under the Plan in any calendar year in respect of more than 500,000 shares of Common stock. Option terms may vary, but are typically for periods from five to ten years.

The Board shall administer the Plan. In addition to any other powers set forth in this Plan, the Board has the exclusive authority:

     o To construe and interpret the Plan, and to remedy any ambigui- ties or inconsistencies therein.
     o To establish, amend and rescind appropriate rules and regula- tions relating to the Plan.
     o To determine the individuals who will receive awards of Options or Restricted Stock, the times when they will receive them, the number of shares to be subject to each award and the Option Price, payment terms, payment method, and expiration date applicable to each award.


     (c) Long-Term incentive compensation plans.
     -------------------------------------------

The Company has no long term incentive compensation plans.

     (d) Other Compensation
     ----------------------

There are no plans to pay bonuses or deferred compensation to employees of the Company.

The Company provides access to a medical insurance plan, which provides major Medical, dental and basic term life insurance for its employees. The Company also provides access to other types of coverage such as supplemental life, disability, and other insurance plans for the benefit of its employees, but at the employee's expense.

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

     (f) Employee Contracts and Change of Control Provisions
     --------------------------------------------------------

The Company currently has no employment contracts with its two executive officers. The Company has no compensatory arrangement which may result from a change-of-control of the Company or a change in any executive officers responsibilities

     (g) Re-pricing of Options
     -------------------------

No options were re-priced during the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) and (b) Security ownership of certain beneficial owners and management.
     --------------------------------------------------------------------------

At July 31, 2001, the Company had only one class of outstanding voting securities, its common stock. The following table sets forth information as of October 31, 2001 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.

Name of beneficial         Shares owned              * Percent
Owner                      Beneficially (1)           Of Class
------------------         ----------------          ---------

Margaret A. Quenemoen         4,196,000                23.6%
55 E. 100 S.
Moab, UT  84532

Paula S. Quenemoen            2,824,000                15.9%
55 e. 100 S.
Moab, UT 84532

Top Summit, LLC               3,000,000                16.9%
P.O. Box 1971
Colorado Springs, CO  80971

All officers and directors
as a group (two persons)      7,020,000 (1)             39.5%

* Percent of class based upon shares outstanding on November 13, 2001 of 17,764,478.

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

Dated: November 13, 2001          JAGGED EDGE MOUNTAIN GEAR, INC.



                                   By: /s/ Margaret A. Quenemoen
                                       -----------------------------------------
                                           Margaret A. Quenemoen,
                                           President

                                   By: /s/ Paula S. Quenemoen
                                           -------------------------------------
                                           Paula S. Quenemoen
                                           Executive Vice President



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



November 13, 2001                   /s/ Margaret A. Quenemoen
                                    -----------------------------------------
                                        Margaret Quenemoen
                                        Principal Executive Officer and Director

November 13, 2001                   /s/ Paula S. Quenemoen
                                   ------------------- ----------------------
                                        Paula S. Quenemoen
                                        Executive Vice President and Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

September 27, 2001

To the Board of Directors
Jagged Edge Mountain Gear, Inc.
Moab, Utah

We have audited the accompanying balance sheet of Jagged Edge Mountain Gear, Inc. as of July 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of Amercia. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Edge Mountain Gear, Inc. at July 31, 2001, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has incurred significant recurring losses and has a substantial liquidity shortage as of July 31, 2001. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ OATLEY & HANSEN, P.C.
Greenwood Village, Colorado

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                  BALANCE SHEET
                                  July 31, 2001

                                     ASSETS
Current Assets
Cash                                                                $   200,163
Accounts receivable, less allowance for
   doubtful accounts of $45,000                                          14,904
Other receivables                                                          --
Inventories                                                             288,467
Prepaid expenses and other                                                4,894
                                                                    -----------

Total Current Assets                                                    508,428
                                                                    -----------

Equipment and Leasehold Improvements, net                               113,806

Other Assets
Trade name, net                                                          17,667
Deposits                                                                 11,361
                                                                    -----------

Total Assets                                                        $   651,262
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities                            $   370,680
Credit cards payable                                                     77,165
Current portion of long-term debt                                       113,564
                                                                    -----------

Total Current Liabilities                                               561,409
                                                                    -----------

Long-Term Debt, net of current portion                                  255,000
                                                                    -----------

Total Liabilities                                                       816,409
                                                                    -----------

Stockholders' Equity
Preferred stock $.001 par value;
  10 million shares authorized,
  none issued                                                              --
Common stock $.001 par value;
  50 million shares authorized,
  16,759,978 shares issued and outstanding                               16,760
Additional paid-in capital                                            2,332,409
Accumulated (deficit)                                                (2,514,316)
                                                                    -----------
Total Stockholders' Equity                                             (165,147)
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $   651,262
                                                                    ===========


                            See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENT OF OPERATIONS
                        Year Ended July 31, 2001 and 2000

                                                           2001            2000
                                                   ------------    ------------

Sales                                              $  3,190,761    $  2,739,050
Cost of Goods Sold                                    1,869,655       2,041,852

                                                   ------------    ------------
Gross Profit                                          1,321,106         697,198
                                                   ------------    ------------

Operating Expenses
Selling                                                 970,781       1,153,306
General and administrative                              880,468         612,752
Depreciation and amortization                            69,940          44,151
                                                   ------------    ------------

                                                      1,921,189       1,810,209
                                                   ------------    ------------

Operating loss                                         (600,083)     (1,113,011)

Other Income (Expense)
Interest expense                                       (103,324)        (47,711)
Loss on retirement of vehicles and other                 (5,501)           --
Other income                                             10,171            --
                                                   ------------    ------------

Loss Before Extraordinary Income and Income Tax        (698,737)     (1,160,722)

Extraordinary Income, settlement of liabilities          98,190            --
                                                   ------------    ------------

Loss Before Income Tax                                 (600,547)     (1,160,722)

Provision for Income Tax                                   --              --
                                                   ------------    ------------

Net (Loss)                                         $   (600,547)   $ (1,160,722)
                                                   ============    ============


Basic and Diluted (Loss) Per Share
Loss Before Extraordinary Income                   $      (0.04)   $      (0.08)
Extraordinary Income                                       --              --
                                                   ------------    ------------
Net (Loss)                                         $      (0.04)   $      (0.08)
                                                   ============    ============

Weighted Average Shares                              16,750,978      14,323,232
                                                   ============    ============



                              JAGGED EDGE MOUNTAIN GEAR, INC.
                                  STATEMENT OF CASH FLOWS
                           Year Ended July 31, 2001 and 2000

                                                                 2001           2000
                                                          -----------    -----------
Cash Flows from Operating Activities:
Net (loss)                                                $  (600,547)   $(1,160,722)
Extraordinary income - settlement of debt less value of
  stock options issued to settle debt (Note B)               (139,698)          --
Value of stock options issued for services and interest        78,083           --
Depreciation and amortization                                  69,940         44,151
Loss on retirement of vehicles                                  5,501           --
Common stock issued as compensation                              --           10,494
Common stock issued in lieu of interest                         2,205         41,794
Changes in assets and liabilities
Decrease in accounts receivable                                13,950          3,798
Decrease in settlement receivable                                --          100,000
Decrease in inventories                                       562,620         15,471
Decrease (increase) in prepaid
 expenses and other current assets                             27,424         (2,452)
Increase in accounts payable and accrued liabilities           24,144        175,012
Increase in credit cards payable                                6,704          5,481
                                                          -----------    -----------

Net Cash Used by Operating Activities                          50,326       (766,973)
                                                          -----------    -----------

Cash Flows from Investing Activities
Proceeds from sale of vehicle                                     500           --
Deposits                                                        2,351          9,410
Purchase of equipment                                            --          (27,569)
Acquisition of trade name                                        --          (10,000)
                                                          -----------    -----------

Net Cash Used by Investing Activities                           2,851        (28,159)
                                                          -----------    -----------

Cash Flows from Financing Activities
Proceeds from long-term debt                                  255,000         10,000
Proceeds from short-term borrowings                           539,773           --
Payments on notes payable and long-term debt                 (712,064)       (92,167)
Proceeds from issuance of stock                                  --          898,970
                                                          -----------    -----------

Net Cash Provided by Financing Activities                      82,709        816,803
                                                          -----------    -----------

Decrease in Cash and Cash Equivalents                         135,886         21,671

Cash and Cash Equivalents - Beginning of Year                  64,277         42,606
                                                          -----------    -----------

Cash and Cash Equivalents - End of Year                   $   200,163    $    64,277
                                                          ===========    ===========
                                                          $      --
Supplemental disclosures:
Cash paid for interest                                    $    59,993    $    17,741
Non-cash transactions -
   Stock options issued (Note F)                              121,960           --
   Stock issued to acquire trade name (Note C)                   --           10,000


                            See accompanying notes.





                                                    JAGGED EDGE MOUNTAIN GEAR, INC.
                                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Year Ended July 31, 2001 and 2000

                                               Common Stock                  Subscribed Common       Additional
                                         -------------------------        -----------------------     Paid-In      Accumulated
                                           Shares        Amount            Shares       Amount        Capital       (Deficit)
                                           ------        ------            ------       ------        -------       ---------

Balances, July 31, 1999                  13,306,638    $    13,307         13,395    $        13    $ 1,250,426   $  (753,047)

Issuance of Stock:

   Cash                                   3,913,834

   For interest                             123,750            124           --             --           41,670          --

   Employee compensation                     37,972             38           --             --           10,456          --

   Partial payment to acquire                  --
      trade name (Note C)                    22,222             22           --             --            9,978

Issuance of stock previously
   subscribed                                13,395             13        (13,395)           (13)          --            --

Settlement of dispute (Note H)             (642,500)          (643)          --             --              643          --

Stock over-issued in 1999
   returned                                 (33,333)           (33)          --             --               33          --

Net (loss)                                     --             --             --             --             --      (1,160,722)
                                        -----------    -----------    -----------    -----------    -----------   -----------
Balances, July 31, 2000                  16,741,978         16,742           --             --        2,208,262    (1,913,769)

Stock issued for interest                    18,000             18           --             --            2,187          --

Stock options issued consultants
  and lenders in lieu of interest              --             --             --             --          121,960          --

Net (loss)                                     --             --             --             --             --        (600,547)
                                        -----------    -----------    -----------    -----------    -----------   -----------

Balances, July 31, 2001                  16,759,978    $    16,760    $      --      $      --      $ 2,332,409   $(2,514,316)
                                        ===========    ===========    ===========    ===========    ===========   ===========


                                                         See accompanying notes.



                         JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND NATURE OF BUSINESS
Jagged Edge Mountain Gear, Inc. (the "Company"), incorporated in Colorado July 27, 1997, is engaged in the design, production, marketing and selling of technical outdoor clothing and accessories using high-performance fabrics. Sales are made through three Colorado retail ski resorts stores, mail-order catalog, internet, and wholesale to other retail vendors. The Company moved its corporate offices to Moab, Utah in April 2001.


NOTE B - BASIS OF PRESENTATION
Going Concern Consideration
The Company has incurred significant recurring losses since inception. This, coupled with a shortage of liquidity at July 31, 2001, raises substantial doubt about its ability to continue as a going concern. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Plans to reduce losses include increasing sales through greater distribution of mail order catalogs and reducing general and administrative costs, including payroll and rent. The success of these plans will directly affect the Company's ability to meet its obligations.

Extraordinary Income
During fiscal 2001, the Company settled trade obligations and a capital lease totaling $183,575 less than the amounts recorded in prior years. The settlements, less a consultant's fee of $41,508 paid in cash and stock options to purchase 500,000 shares of common stock valued at $43,877 are classified as extraordinary income in the accompanying statement of operations (a net of $98,190).

NOTE C - SIGNIFICANT ACCOUNTING POLICIES
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are determination of the allowance for doubtful accounts receivable, valuation of inventory, assessment of realization of intangible assets, useful asset lives for depreciation and amortization, valuation of stock issued for services and interest and valuation of deferred tax assets. Actual results could differ from those estimates and changes in such estimates may affect amounts reported in future periods.

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

Credit Policy
Credit is granted to qualifying commercial customers in the ordinary course of business. Payment terms generally specify a due date 60 days after invoicing.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Management monitors quantities of inventory to determine over and under stock situations at the Company's retail stores and warehouse. When inventory is identified as obsolete, it is segregated and adjusted to lower of cost or salvage value. As of July 31, 2001, inventories consisted of the following:

    Raw materials                                             $102,338
    Finished goods                                             186,129
                                                              --------
                                                              $288,467
                                                              ========

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


Leasehold Improvements and Equipment
Equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated economic life. Leasehold improvements are amortized over the lesser of the lease term or the economic life of the improvements using the straight-line method. As of July 31, 2001, equipment and leasehold improvements consist of the following:

    Office fixtures and equipment                             $135,060
    Leasehold improvements                                     101,261
    Vehicles                                                    23,890
                                                              --------
                                                               260,211
    Accumulated depreciation                                  (146,405)
                                                              --------
                                                              $113,806
                                                              ========

Depreciation expense for fiscal 2001 and 2000 was $67,940 and $43,818.

The average estimated useful lives are as follows: leasehold improvements, 5 years; office fixtures and equipment, 3 years; and, autos 3 years.

Trade Name
The Company uses a distinctive trademark including the words "Jagged Edge"(TM) on all of its products. Prior to cancellation in June 2000, the trade name was used pursuant to a royalty agreement with an individual, and in fiscal 2001 and 2000, royalties of $ -0- and $1,500 were paid, respectively. In June 2000, the Company acquired the trade name from the individual for $20,000: $10,000 cash and 22,220 shares of common stock valued at $10,000. The cost of the trade name is being amortized on a straight-line basis over an estimated useful life of 10 years.

Advertising and Catalog Expense
The Company expenses all advertising and catalog costs when incurred. Advertising expense in fiscal 2001 and 2000 was approximately $43,000 and $28,000 and outside costs incurred in the production and mailing of catalogs were $253,000 and $293,000, respectively.

Research and Development
All research and development costs are expensed when incurred.

Income Taxes
Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain. (See Note G.)

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants. The basic and the dilutive earnings per share are the same in fiscal 2001 and 2000 since the Company had net losses and inclusion of the effect of stock options would be anti-dilutive.

Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as well as demand deposits, to be cash equivalents.

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write-downs were necessary for fiscal 2001 or 2000.

Concentrations
The Company's customers are not concentrated in any specific geographic region; however its retail stores are all in ski resort areas of Colorado. At July 31, 2001 and 2000, no single customer accounted for a significant amount of accounts receivable. During fiscal 2001 and 2000 sales to two different wholesale customers were approximately 16% and 18% of total sales. International wholesale sales approximated 5% and 9% of sales in fiscal 2001 and 2000.

In fiscal 2001 the Company purchased approximately 29% of its inventory from a single supplier; however management believes there are alternative sources of supply at competitive prices.

The Company maintains cash accounts at several financial institutions. The balances, at times, may exceed federally insured limits. At July 31, 2001, the Company had cash on deposit in one bank exceeding the insured limit by approximately $86,000.


Effect of New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141"). SFAS No. 141 addresses financial reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the adoption of Interpretation No. 44 will have any impact on its reported financial position or results of operations.

In March 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-2, Accounting for Web Site Development Costs. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management does not believe that the adoption of EITF 00-2 will have a material impact on the Company's reported financial position or results of operations.

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


In December 1999, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. The SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 (as amended by SFAS No. 137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

Reclassifications
Certain reclassifications were made to fiscal 2000 balances to conform to the fiscal 2001 presentation.


NOTE D - NOTES PAYABLE
Notes payable consists of the following at July 31, 2001:

     Convertible promissory note payable to an individual,
        dated April 30, 2001, monthly interest payments at
        10%, due April 30, 2003. Secured by the Company's
        trademarks, brand names, intellectual property
        rights, product designs and specifications, and
        furniture and fixtures. Redeemable at the option of
        the Company upon change in control of the Company.
        Principal and interest convertible at the option of
        the holder into shares of Company common stock at
        approximately $.10 per share. The lender also
        received options to purchase 500,000 shares of
        common stock as consideration for making the loan
        (Note F). The agreement also precludes payment of
        dividends, stock splits or redemptions, merger, or
        issuance of options in excess of 7% of total
        outstanding common stock.                                     $ 255,000

     Loan from stockholder November 6, 1998, interest at 10%
        and 1,500 shares of common stock each month the loan
        is outstanding, indefinite due date.                            100,000

     Note to stockholder, interest at 8.00%, due March 31,
        2002, unsecured.                                                 10,000

     Note payable to bank, monthly payments including
        interest at 9.75% of $320, due December 15, 2002,
        collateralized by vehicle.                                        3,564
                                                                       --------

                                                                        368,564
     Less current maturities                                           (113,564)
                                                                       --------
     Long term maturities                                              $255,000
                                                                       ========


Future maturities of long-term debt are as follows:

               Fiscal year ending July 31,
                2002                                                  $ 113,564
                2003                                                    255,000
                                                                      ---------
                                                                      $ 368,564
                                                                      =========

During August and September 2000, the Company borrowed $475,000 on a short-term basis from an individual. The loan provided for interest at 1 1/4% and was secured by inventory. In fiscal 2001, the loan was paid in full. As consideration for making the loan, the lender was granted options to purchase 400,000 shares of common stock at $.28 per share (Note F).

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE E - COMMON STOCK
As of July 31, 2001, one note payable agreement requires monthly issuances of 1,500 shares of common stock in partial payment of interest. During fiscal 2001 and 2000, 18,000 shares and 123,750 shares were issued in lieu of interest totaling $2,205 and $41,794, respectively.

During fiscal 2000, the Company sold 2 million shares and stock options for 3 million shares to an outside investment group for $400,000(Note F).

During the fiscal 2000, the Company issued 37,972 shares of restricted common stock with an aggregate market value of $10,494 to employees and others as compensation for services.


NOTE F - STOCK OPTIONS
In December 1999, the Board of Directors adopted the Jagged Edge Mountain Gear, Inc. Stock Plan (the "Plan") as a means to award incentive stock options, non-qualified stock options and restricted stock to employees, potential employees, directors, consultants and other independent contractors, and reserved 5 million shares of common stock for issuance under the Plan. The Board of Directors is the administrator of the Plan.

During fiscal 2001, options to purchase common stock of the Company were granted two consultants, the convertible note holder (Note D), a former lender (Note D), and an officer. Information with respect to the stock options is summarized as follows:

                                                   Shares      Weighted Average
                                             Under Option        Exercise Price
                                             ------------        --------------
    Outstanding, July 31, 2000                          -           $      -
      Granted                                   2,900,000                .12
      Exercised                                         -                  -
                                                ---------           --------
    Outstanding, July 31, 2001                  2,900,000           $    .12
                                                =========           ========

The options, all of which are exercisable on July 31, 2001, expire as follows:

                                                  Shares
                                             Under Option        Exercise Price
                                             ------------        --------------
    September 11, 2003                            400,000              $.28
    May 15, 2003                                  500,000               .10
    June 1, 2006                                2,000,000               .10
                                                ---------
                                                2,900,000
                                                =========

The value of options granted to lenders is amortized over the period of the related loan. The value of the options granted the consultants and lenders were computed using the Black-Scholes method (see below) and charged as follows:

    General and administrative expense          $  43,877
    Extraordinary income (Note B)                  43,877
    Interest expense                               34,206
                                                ---------
                                                $ 121,960
                                                =========

In addition, options to purchase 3 million shares were granted an outside investment group in fiscal 2000 (Note E). The option agreement provides the investors an option to acquire up to one million shares of common stock each year at 75%, 80% and 85% of the average bid price for the 60 day trading period prior to exercise during fiscal 2001, 2002 and 2003, respectively. On August 20, 2001 the investment group exercised the initial option at $.04 per share for a total of $40,000.

Pro Forma Stock Based Compensation
Pro forma information regarding net income (loss) and net income (loss) per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                                   2001
                                                                   ----
      Risk-free interest rate                                      4.5%
      Dividend yield                                               None
      Volatility factor                                            199%
      Weighted average expected life                          60 Months


The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and net income (loss) per common share were as follows:

                                                                2001
                                                                ----
      Net Income (Loss) - Reported                          $(600,547)
      Net Income (Loss) - Pro Forma                          (603,472)

      Net Income (Loss) Per Common Share - Reported             $(.04)
      Net Income (Loss) Per Common Share - Pro Forma             (.04)

      Weighted average fair value of options granted             $.09

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.


NOTE G - INCOME TAXES
The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to a) recognize the amount of tax payable for the current fiscal year, and b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

The Company did not record a provision for corporate taxes in the statement of operations due to cumulative net operating losses, which substantially accounts for the deferred tax asset described below.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets consisted of the following at July 31, 2001:

      Deferred tax assets:
        Net operating loss carryforwards                     $ 493,000
        Less valuation allowance                              (493,000)
                                                             ---------
      Deferred tax asset, net                                $    -
                                                             =========


The valuation allowance was increased by $118,000 in fiscal 2001.

The difference between income taxes at the federal tax rate and the effective tax rate was as follows for fiscal 2001 and 2000:

                                                      2001         2000
                                                      ----         ----
      Computed at the federal tax rate                (20)%        (20)%
      Increase in valuation allowance                  20           20
                                                      ----         ----
      Effective rate, net                              - %          - %
                                                      ====         ====

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


As of July 31, 2000, the Company had net operating loss carryforwards totaling approximately $2,469,000 resulting from operating losses. The amount of net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The loss carryforwards expire in various amounts from 2013 through 2021.


NOTE H - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of July 31, 2001, the Company had firm outstanding inventory purchase commitments totaling approximately $988,000 for the forthcoming fall and winter sales season.

Operating Leases
The Company leases its retail stores and office space. Total rental expense for 2001 and 2000 was approximately $199,000 and $193,000, respectively. The following summarizes future minimum lease payments for operating leases:

                Year Ending
                 July 31,
                -----------
                2002                                         $ 154,053
                2003                                           137,327
                2004                                           103,501
                2005                                           108,061
                2006                                            62,230
                2007-2011                                      284,986
                2012                                            51,220
                                                             ---------
                                                             $ 901,378
                                                             =========

Settlement of Capital Lease
On June 30, 2000, the Company entered into a capital lease to finance a networked computer system. Components of the system were placed in service in the first quarter of fiscal 2001. The cost of the total system, $125,280, was recorded as property and equipment as of July 31, 2000. During fiscal 2001, the Company negotiated a $65,936 settlement with the lessor for outstanding amounts owed and returned components totaling $46,902. The amount foregone by the lessor, $12,442 is included in extraordinary income in the accompanying statement of operations.

Settlement of Dispute
October 15, 1999, the Company settled a dispute with former legal counsel. The settlement provided for payment of $100,000 by the attorney and a relinquishment of 642,500 shares of common stock. The receivable was collected and stock returned to the Company during 2000.


NOTE I - RELATED PARTY TRANSACTIONS
During fiscal 2001, the Company borrowed a total of $47,488 for short-term capital needs from a relative of two officers of the Company. The loans were made on an unsecured basis with interest at 8%. The loans and related interest were repaid during the year as well as $10,000 owed the same individual on July 31, 2000.


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

                        JAGGED EDGE MOUNTAIN GEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE K - SIGNIFICANT FOURTH QUARTER ADJUSTMENT
During the fourth quarter of fiscal 2001, the Company increased its reserve for uncollectible accounts receivable by $40,000. Also during the fourth quarter, $121,960 of expenses was recognized for the issuance of stock options (Note F), of which $31,063 were for options issued prior to the fourth quarter.