Form 10QSB
period 2001-10-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2001-12-17
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the quarterly period ended:  October 31, 2001


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

                           55 E. 100 S. MOAB, UT 84532
                    (Address of principal executive offices)

                                  435-259-8900
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes  X       No
                                   -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of December 11, 2001 are 17,766,728.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                October 31, 2001


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-1
                 October 31, 2001 and July 31, 2001

         Statements of Operations for the Three Months Ended                 F-2
                 October 31, 2001 and 2000

         Statements of Cash Flows for the Three Months Ended                 F-3
                 October 31, 2001 and 2000

         Notes to Financial Statements                                  F-4, F-5


Item 2:  Management's Discussion and Analysis of Financial         F-6, F-7, F-9
                 Condition And Results of Operations

Item 3:  Quantitative and Qualitative Disclosure About Market Risk          F-10


Part II. OTHER INFORMATION:

Item 1:  Legal Proceedings                                                  F-11

Item 6:  Exhibits and Reports on Form 8-K                                   F-11

Signature Page                                                              F-12

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                                 BALANCE SHEETS

                                                    October 31,       July 31,
                                                        2001            2001
                                                    -----------     -----------
                                     ASSETS

Current Assets
Cash                                                $         0     $   200,163
Accounts receivable, less allowance for
   doubtful accounts of $45,000 and $45,000               5,484          14,904
Inventories                                             628,137         288,467
Prepaid expenses and other                              304,311           4,894
                                                    -----------     -----------
  Total Current Assets                                  937,932         508,428

Equipment and Leasehold Improvements, net               100,186         113,806

Other Assets
Trade name, net                                          17,167          17,667
Deposits                                                 11,361          11,361
                                                    -----------     -----------
Total Assets                                        $ 1,066,646     $   651,262
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities            $   745,864     $   370,680
Credit cards payable                                    102,028          77,165
Current portion of long-term debt                       262,703         113,564
                                                    -----------     -----------
  Total Current Liabilities                           1,110,595         561,409

Long-Term Debt, net of current portion                  255,000         255,000
                                                    -----------     -----------
Total Liabilities                                     1,365,595         816,409
                                                    -----------     -----------
Stockholders' Equity:
Preferred stock $.001 par value;
  10 million shares authorized, none issued
Common stock $.001 par value;
  50 million shares authorized,
  17,764,478 and 16,759,978 shares issued
  and outstanding                                        17,765          16,760
Additional paid-in capital                            2,371,562       2,332,409
Accumulated (deficit)                                (2,688,276)     (2,514,316)
                                                    -----------     -----------
Total Stockholders' Equity                             (298,950)       (165,147)
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $ 1,066,646     $   651,262
                                                    ===========     ===========


                             See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                             STATEMENTS OF OPERATIONS
                For the Three Months Ended October 31, 2001 and 2000

                                                     2001               2000
                                                 ------------      ------------
Sales                                            $    269,934      $    606,739
Cost of Goods Sold                                    169,219           406,485
                                                 ------------      ------------
Gross Profit                                          100,715           200,254
Operating Expenses
Selling                                               112,256           224,089
General and administrative                            146,358           156,308
Depreciation and amortization                          14,120            21,866
                                                 ------------      ------------
                                                      272,735           402,263

Operating loss                                       (172,019)         (202,009)

Other Income (Expense)
Interest expense                                      (19,916)          (15,337)
Other income                                            1,326                 0
                                                 ------------      ------------
Net Loss Before Extraordinary Income
    And Income tax                                   (191,935)         (217,346)

Extraordinary Income, Settlement of
    Liabilities                                        18,065                 0

Provision for Income Tax                                    0                 0
                                                 ------------      ------------
Net (Loss)                                       $   (173,870)     $   (217,346)
                                                 ============      ============
Basic and Diluted (Loss) Per Share
Loss Before Extraordinary Income                 $      (0.01)     $      (0.01)
Extraordinary Income                             $       0.00      $       0.00
                                                 ------------      ------------
Net (Loss)                                       $      (0.01)     $      (0.01)
                                                 ============      ============
Weighted Average Shares                            17,544,087        16,741,978
                                                 ============      ============


                             See accompanying notes.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended October 31, 2001 and 2000


                                                          2001           2000
                                                        ---------     ---------


Cash Flows from Operating Activities:
Net (loss) from operations                              $(191,935)    $(217,346)
Extraordinary income, settlement of liabilities            18,065             0
Depreciation and amortization                              14,120        21,866
Common stock issued as compensation                             0             0
Common stock issued in lieu of interest                       158           368
Changes in assets and liabilities
Decrease (Increase) in accounts receivable                  9,419      (105,778)
(Increase) in inventories                                (339,760)     (406,193)
(Increase) in prepaid expenses                           (299,417)      (86,724)
(Increase) in other assets                                      0             0
Increase in accounts payable                              375,184       327,160
  and accrued liabilities
Increase / (Decrease) in credit cards                      24,863        (7,701)
                                                        ---------     ---------
Net Cash Used by Operating Activities                    (389,303)     (474,348)
                                                        ---------     ---------

Cash Flows from Investing Activities
Purchase of equipment                                           0        (2,359)
                                                        ---------     ---------
Net Cash Used by Investing Activities                           0        (2,359)
                                                        ---------     ---------

Cash Flows from Financing Activities
Proceeds from short-term debt                             150,000       487,285
Principal payments on short-term debt                        (861)      (17,318)
Proceeds from long-term debt                                    0             0
Proceeds from exercise of stock options                    40,000             0
                                                        ---------     ---------
Net Cash Provided by Financing Activities                 189,139       469,967
                                                        ---------     ---------
(Decrease) / Increase in Cash
  and Cash Equivalents                                   (200,163)       (6,741)

Cash and Cash Equivalents - Beginning of Period           200,163        64,277
                                                        ---------     ---------
Cash and Cash Equivalents - End of Period               $       0     $  57,536
                                                        =========     =========
Supplemental disclosures:
Cash paid for interest                                  $   5,368     $   6,513


                             See accompanying notes.

     Notes to Financial Statements:

Note 1 - Management's Representation:
-------------------------------------
The management of Jagged Edge Mountain Gear, Inc. (JEMG, "The Company") without audit, has prepared the attached financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim, unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001 (the Form "10-KSB").

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the three-month period ended on October 31, 2001. The results of operations for the three-month period ended on October 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002. Certain amounts recorded in the fiscal year 2001 (FY2001) three-month period have been reclassified to conform to the fiscal year 2002 (FY2002) presentation.

Note 2 - Basis of Presentation:
-------------------------------
The Company has incurred significant recurring losses since inception. This, coupled with a shortage of liquidity at July 31, 2001, raises substantial doubt about its ability to continue as a going concern. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Plans to reduce losses include increasing sales through greater distribution of mail order catalogs and reducing general and administrative costs, including payroll and rent. The success of these plans will directly affect the Company's ability to meet its obligations.

Note 3 - Debt:
--------------
Notes payable additions during the three-month period ended October 31, 2001 consisted of the following:

     o A short-term note payable in the amount of $60,000 to a banking institution dated October 22, 2001, interest at 7.5%, due date December 22, 2001.
     o A short-term note payable in the amount of $60,000 to a private individual dated October 15, 2001, interest at 21%, due date January 15, 2001.
     o A short-term note payable in the amount of $30,000 to a related party dated October 12, 2001, interest at 5.5%, indefinite due date.

Total notes payable as of October 31, 2001 consist of the following:

     Short-term notes payable balance        $262,703
     Long-term notes payable balance         $255,000
                                             --------
     TOTAL BALANCE                           $517,703
                                             ========

Note 4 - Stock Issued in lieu of Interest:
------------------------------------------
During the current three-month period the company issued 4,500 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $158 of interest expense related to this transaction. During the comparative period, the Company issued 1,600 shares of restricted common stock valued at $368 as compensation for accrued interest.

Note 5 - Exercise of Stock Option:
----------------------------------
During the current three-month period the Company issued 1,000,000 shares of restricted common stock through the exercise of common stock options by an outside investor group. Net proceeds to the Company were $40,000. No common stock options were exercised during the comparative period.

Note 6 - Earnings Per Share:
----------------------------
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants. The basic and the dilutive earnings per share are the same in fiscal 2001 and 2000 since the Company had net losses and inclusion of the effect of stock options would be anti-dilutive.

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

Results of Operations
---------------------
Company operations for the three-month period ended October 31, 2001 as compared to the three months ended October 31, 2000 resulted in a net loss of approximately $173,870 as compared to a net loss of $217,346 respectively for the comparative period. Net loss per share for the comparative periods was $(0.01) and $(0.01), based upon weighted average shares outstanding of 17,544,087 and 16,741,978, respectively. Net sales decreased by $336,805 to $269,934 for the three-month period ended October 31, 2001 from $606,739 during the comparative three-month period of 2000. Management attributes the decreased sales to a significantly reduced emphasis on wholesale customer sales, no turbo clothing sales, the timing of mail order catalog sales, and reduced retail store sales. Offsetting the reduced sales were significant Company cost and expense reductions, which resulted in a reduced net loss for the current three-month period of $173,870 - an improvement of $43,476 over the comparative period.

The following describes areas of significant change or improvement within the Company for the reporting period.

     o Reduced wholesale sales. Company wholesale volumes were down approximately $266,000 from the comparative three-month period. See revenue discussion below.
     o Reduced retail store sales. Company retail sales were down approximately $32,600 from the comparative period. See revenue discussion below.
     o Reduced mail order sales. Company mail order sales were effectively $0 for the current three-month period, down $36,600 from the comparative period. See revenue discussion below.
     o Improved product profit margins of 37% during the current three-month period versus profit margins of 33% during the comparative three-month period. Primarily due to concentration on higher margin sales prices and products.
     o Significantly reduced selling costs of $112,256 during the current period versus selling costs of $224,089 during the comparative period. See selling expense discussion below.
     o Reduced general and administrative costs of $146,358 during the current period versus $156,308 during the comparative period. See discussion below.
     o Reduced depreciation and amortization expense of $14,120 versus $21,866 during the comparative period.
     o An extraordinary income item of $18,065 during the current three-month period versus the prior period of $0.

Revenues
--------
The Company's total net product sales during the three-month periods ended October 31, 2001 and October 31, 2000 were approximately $269,934 and $606,739 respectively, a decrease in net revenues of $336,805 or 56% from the comparative period.

Retail store gross sales for the three-month periods ended October 31, 2001 and 2000 were approximately $262,599 and $295,222 respectively, a decrease in net revenues of $32,624 or (11)%. Retail store gross sales comprised 97% and 49% of total net product sales, respectively for the periods. The two primary reasons retail sales were down during the current three-month period versus the comparative period were reduced statewide tourism traffic within Colorado and inventory procurement issues at the store locations. Essentially, the Company had difficulty receiving certain products on a timely basis, required to support and or maximize sales efforts. The Company is cautiously optimistic regarding improved retail sales through this current fiscal year. However weather, tourism and uncertainties related to the economy are factors beyond management control, all of which affect retail sales in the Colorado ski resort towns where Jagged Edge operates. Therefore, no assurances can be given as to the success of the Company's retail efforts.

Wholesale gross sales for the three-month periods ended October 31, 2001 and 2000 were approximately $5,101 and $286,180 respectively, for a decrease of $281,079 or (98)%. Wholesale gross sales comprised 2% and 47% of total net product sales, respectively. Wholesale sales were essentially eliminated in the current reporting period primarily as a result of a Management decision to focus limited product purchasing and manufacturing resources on the sales divisions (retail and catalog) expected to contribute the maximum gross profit to the Company. Additionally, in the short run, Management's analysis of total direct wholesale costs including, but not limited to, salaries, commissions, warehousing, discounting, freight, etc. indicated a net deficit contribution to the Company for the division, when operating at the current sales volumes. Management believes that in the long run the wholesale division can provide profit opportunities for the Company, but requires decreasing economies of scale and tight management control to capitalize on the potential opportunities.

Catalog and Mail Order gross sales for the three-month periods ended October 31, 2001 and 2000 were approximately $0 and $36,661 respectively, for a decrease of 36,661 or 100%. Catalog and Mail Order gross sales comprised
0% and 6% of total net product sales, respectively. During the current three-month period the Company did not have significant product warehoused for material catalog sales. Catalog product when shipped, was delivered from the retail store locations directly. Additionally, during the current period the timing of the catalog mailing was such that as a practical matter, customers received no catalogs until November 2001.

Sales returns for the three-month periods ended October 31, 2001 and 2000 were approximately $46 and $15,897 respectively, for a decrease in returns of $15,851 or 99%. Sales divisions in this analysis do not break down data for sales returns however significantly all returns during the comparative period were wholesale orders.

The following table is provided as an aid to further understand Company sales.


                                                                                             ------------------------
                                                                                             Change From October 31,
                                        %       Three Months       %        Three Months     2000 to October 31, 2001
Revenues:                             Total   October 31, 2001   Total    October 31, 2000       %           $
                                      -----   ----------------   -----    ----------------   ------------------------

 Retail Division                        97.3%    $ 262,599       48.7%       $ 295,222         -11.1%      $  (32,624)
 Wholesale Division                      1.9%        5,101       47.2%         286,180         -98.2%      $ (281,079)
 Mail Order Division                     0.0%            0        6.0%          36,661        -100.0%      $  (36,661)
                                    ---------------------------------------------------------------------------------
Total Gross Sales Revenues              99.2%      267,700      101.9%         618,063         -56.7%        -350,363
  Less: Returns                          0.0%          (46)      -2.6%         (15,897)        -99.7%          15,851
                                    ---------------------------------------------------------------------------------
Net Sales Revenues                      99.2%      267,654       99.2%         602,166         -55.6%        -334,512
Shipping & Freight Collected             0.8%        2,281        0.8%           4,574         -50.1%          -2,293
                                    ---------------------------------------------------------------------------------
Total Net Revenues                     100.0%    $ 269,934      100.0% $       606,739         -55.5%       $(336,805)
                                    =================================================================================

Cost of Goods Sold
------------------
The Company's total product cost of sales for all sales divisions during the three-month periods ended October 31, 2001 and 2000 were approximately $169,219 and $406,485 or 63% and 68% of net sales respectively, for a decrease of $237,266 or (58)% from the comparative period. If applied to current sales volumes, this improvement in cost as a percentage of sales would have resulted in estimated savings of $13,383 over the comparative period.

Cost of sales as a percentage of total sales in the three-month period ended October 31, 2001 decreased to 63% from 68% in the comparative period ended October 31, 2000. This decrease was primarily the result of the sales of product at retail prices through the Jagged Edge stores. Management also maintained control over sale dates as to when product would be discounted at the retail level. During the comparative period, the overall mix of sales between retail stores and the wholesale division (at 50% of retail price) resulted in a higher cost of products sold by the Company.

Selling Expenses
----------------
Selling expenses for the three-month periods ended October 31, 2001 and 2000 were approximately $112,256 and $224,089, respectively, a decrease in expense of $111,833 or 49% over the comparative period.

The reduction in selling expenses were a direct result of the reduction in wholesale sales described above, the elimination of the support infrastructure required to service wholesale customers properly, and the ancillary support expenses typical of a wholesale operation. Significant savings were realized as follow:

     o Net savings in advertising expense for the three-month period ended October 31, 2001 of $16,500 over the comparative three-month period.
     o Elimination of sales and support salaries & wages and associated taxes to $0 from $48,300 during the comparative period.
     o Elimination of contract employee expenses of $7,400 incurred during the comparative period.
     o    Materially reduced trade show and other miscellaneous sales expenses.

General & Administrative Expenses
---------------------------------
General and Administrative expenses for the three-month periods ended October 31, 2001 and 2000 were approximately $146,358 and $156,308, respectively, for a decrease of $9,950 or(6)% from the comparative three-month period. The decrease in general & administrative expenses was the net result in large part of a combination of expenses eliminated, offset by certain expense increases. In large part the expense reductions were the result of the Company downsizing and its subsequent move to Moab, Utah from Telluride, Colorado. The following are key decreases and increases in general and administrative expense:

     o A reduction or elimination of administrative and clerical salaries & wages during the current three-month period of approximately $40,200 over the comparative period. These savings, when annualized, may approach $160,000 although no assurances can be given as to the final realizable savings.
     o A reduction in administrative office rents to $3,048 from $15,600, resulting in savings of $12,552. Annualized savings may approach $50,200 although no assurances can be given as to final realizable savings.
     o Reductions in travel and associated costs resulting in savings of approximately $8,600.
     o An increase of $30,000 of consultant costs during the current period related to senior management guidance, logistics, production, and inventory issues.

Interest Expense
----------------
Interest expense for the three-month periods ended October 31, 2001 and 2000 was Approximately $19,916 and $15,337 respectively, or an increase of $4,579 or 30%. Interest expense increased due to debt incurred in association with the Company's product production and general operating expenses.

Liquidity and Capital Resources
--------------------------------
During the three months ended October 31, 2001, the Company's current ratio Declined to .84 as compared to .91 at July 31, 2001. Net working capital decreased $119,682 to $(172,663) at October 31, 2001 from $(52,981) at July 31,
2001.

Principal changes in the components of net working capital for the three-month period ended October 31, 2001 as compared to fiscal year end July 31, 2001 consist of:


                                                                                        ----------------
                                                                                        Change From July
                                                                                           31, 2001 to
                                                                                        October 31, 2001
                                                %    October 31,      %      July 31,   ----------------
Working Capital Components:                   Total      2001       Total      2001            $
                                              -----      ----       -----      ----       -----------
Cash & cash equivalents                        0.0%           0     39.4%     200,163     $  (200,163)
Trade receivables                              0.6%       5,484      2.9%      14,904     $    (9,420)
Inventories                                   67.0%     628,137     56.7%     288,467     $   339,670
Pre-paid expenses                             32.4%     304,311      1.0%       4,894     $   299,417
                                             ----------------------------------------     -----------
Current Assets                               100.0%     937,932    100.0%     508,428         429,504

Accounts payable and accrued liabilities      67.2%     745,864     66.0%     370,680     $   375,184
Current maturities of notes payable           23.7%     262,703     20.2%     113,564     $   149,139
Other current payables                         9.2%     102,028     13.7%      77,165     $    24,863
                                             ----------------------------------------     -----------
Current Liabilities                          100.0%   1,110,595    100.0%     561,409         549,186
                                                    -----------            ----------     -----------

Working Capital                                     $  (172,663)           $  (52,981)    $  (119,682)
                                                    ===========            ==========   ===============

-------------------------------------------------------------------------------------------------------
Current Ratio                                              0.84                  0.91           (0.06)
Inventory Turnover Ratio                                   0.43                  2.09           (1.66)
-------------------------------------------------------------------------------------------------------


The principal reasons for the net decrease in working capital during the period are the following:

     o The Company's cash balances decreased to $0 at October 31, 2001, from $200,163 at July 31, 2001 primarily as a result of inventory buildup in anticipation of fall / winter sales and use of cash in day to day operations.
     o Inventory increased by $339,670 in anticipation of fall / winter selling season.
     o An increase in prepaid expenses primarily related to the fall / winter catalog mailing.
     o The Company increased short-term borrowings by receiving three loans totaling $150,000.
     o    Trade accounts payable increased by $375,184.

The loan proceeds and increases in accounts payable were used primarily to release overseas goods and increase inventory levels in anticipation of expected fall and winter sales seasons. Other portions of the proceeds were used primarily for operating expenses including prepayments on the fall/winter catalog mailing.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to certain market risks, which include foreign currency risks, interest rate risks, and inflation risk. The Company does not engage in financial transactions for trading or speculative purposes.

Foreign Currency Exchange Rate Risk
-----------------------------------
The Company's inventory purchases from contract manufacturers in Korea are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future.

In addition, the Company's sales are denominated at the time of order commitment, in the United States dollar, which may have a negative impact on order completion or fulfillment or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly versus the related foreign currency. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

Furthermore, the Company may be affected by economic and political conditions in each of the countries in which it transacts business, although the Company believes this risk is minimal. Potential risks associated with operating in the international arena include:

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     For information on legal proceedings, see Item 3 of the July 31, 2001 Form 10-KSB.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          No reports on form 8-K were filed by the Company during the three months ended October 31, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Jagged Edge Mountain Gear, Inc.
                                           (Registrant)

Dated:   December 13, 2001                 By: /s/ Margaret A. Quenemoen
                                           ------------------------------
                                           Margaret A. Quenemoen
                                           President


Dated:   December 13, 2001                 By: /s/ Paula Quenemoen
                                           -------------------------------
                                           Paula Quenemoen
                                           Executive Vice President