Form 10QSB
period 2002-01-31
JAGGED EDGE MOUNTAIN GEAR INC
filed 2002-03-25
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2002


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

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of March 18, 2002 are 17,770,478.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                January 31, 2002


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-1
                  January 31, 2002 and July 31, 2001

         Statements of Operations for the Three Month and                    F-2
                  Six Month Periods Ended
                  January 31, 2002 and 2001

         Statements of Cash Flows for the Six Months Ended                   F-3
                  January 31, 2002 and 2001

         Notes to Financial Statements                                  F-4, F-5


Item 2:  Management's Discussion and Analysis of Financial    F-6, F-7, F-8, F-9
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

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            JAGGED EDGE MOUNTAIN GEAR
                                 BALANCE SHEETS

                                                    January 31,       July 31,
                                                        2002            2001
                                                    -----------     -----------

ASSETS:
Current Assets:
Cash                                                $         0     $   200,163
Accounts receivable, less allowance for                  63,704          14,904
  doubtful accounts of $45,000 and $45,000
Inventories                                             475,234         288,467
Prepaid expenses                                         67,772           4,894
                                                    -----------     -----------
 Total Current Assets                                   606,709         508,428

                                                    -----------     -----------
Equipment and leasehold Improvements, net                86,565         113,806

Other Assets:
 Trade name, net                                         16,667          17,667
 Deposits                                                11,361          11,361
                                                    -----------     -----------
                                                         28,028          29,028

                                                    -----------     -----------
Total Assets                                        $   721,302     $   651,262
                                                    ===========     ===========


LIABILITIES & EQUITY:
Current Liabilities:
 Accounts payable and accrued liabilities           $   814,696     $   370,680
 Credit cards                                           117,222          77,165
 Current portion of long-term debt                      151,780         113,564
                                                    -----------     -----------
Total Current Liabilities                             1,083,698         561,409

Notes Payable:
 Long-term debt, net of current portion                 255,000         255,000
                                                    -----------     -----------
Sub Total                                               255,000         255,000

                                                    -----------     -----------
Total Liabilities                                     1,338,698         816,409

Stockholders' Equity:
Preferred stock $.001 par value;
 10 million shares authorized, none issued
Common  stock $.001 par value;
  50 million shares authorized,
 17,768,978 and 16,759,978 shares issued
  and outstanding                                        17,769          16,760
 Additional paid in capital                           2,371,715       2,210,449
 Accumulated (deficit)                               (3,006,880)     (2,392,356)
                                                    -----------     -----------
Total Stockholders' Equity                             (617,396)       (165,147)

                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $   721,302     $   651,262
                                                    ===========     ===========


                             See accompanying notes.



                                   JAGGED EDGE MOUNTAIN GEAR, INC.
                                      STATEMENTS OF OPERATIONS
              For the Three Month and Six Month Periods Ended January 31, 2002 and 2001

                                                    Three Months                     Six Months
                                                  Ended January 31,               Ended January 31,
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------

Sales                                       $    837,864    $  1,651,540    $  1,107,798    $  2,258,279
Cost of Goods Sold                               412,363         876,695         581,582       1,283,180
                                            ------------    ------------    ------------    ------------

Gross Profit                                     425,501         774,845         526,216         975,099

Selling expenses                                 529,119         613,333         641,375         837,422
General & administrative                         176,657         179,289         323,015         335,597
                                            ------------    ------------    ------------    ------------
(Loss) Before Interest, Tax, Depreciation       (280,275)        (17,777)       (438,174)       (197,920)
  and Amortization

 Interest expense                                 26,052          31,053          45,968          46,390
Depreciation & amortization                       14,121          21,366          28,241          43,232
                                            ------------    ------------    ------------    ------------
Net (Loss) from Operations                      (320,448)        (70,196)       (512,383)       (287,542)

                                            ------------    ------------    ------------    ------------
Other income / (expense)                           1,842               0           1,842               0

                                            ------------    ------------    ------------    ------------
Net (Loss) from continuing Operations           (318,606)        (70,196)       (510,541)       (287,542)

                                            ------------    ------------    ------------    ------------
Extraordinary gain from settlement                     0               0          18,065               0
  of debt

                                            ------------    ------------    ------------    ------------
NET (LOSS)                                  $   (318,606)   $    (70,196)   $   (492,476)   $   (287,542)
                                            ============    ============    ============    ============

Basic and Diluted (Loss) Per Share
Loss Before Extraordinary Income            $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
Extraordinary Income                        $       0.00    $       0.00    $       0.00    $       0.00
                                            ------------    ------------    ------------    ------------
Net (Loss)                                  $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
                                            ============    ============    ============    ============
Weighted Average Shares                       17,765,236      16,743,153      17,655,041      16,741,978
                                            ============    ============    ============    ============


                                       See accompanying notes.



                             JAGGED EDGE MOUNTAIN GEAR, INC.
                                STATEMENTS OF CASH FLOWS
                   For the Six Months Ended January 31, 2002 and 2001

                                                                     2002          2001
                                                                   ---------    ---------
Cash Flows from Operating Activities:
Net (loss)                                                         $(492,476)   $(287,542)
Depreciation and amortization                                         28,241       43,232
Common stock issued in lieu of interest                                  315          518

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                           (48,800)    (158,335)
Decrease in other accounts receivable                                      0       29,341
(Increase)decrease in inventories                                   (186,767)     173,130
(Increase) decrease in prepaid expenses and other current assets     (62,878)      (8,533)
Increase in accounts payable and accrued liabilities                 443,928      244,211
Increase in credit cards payable                                      40,057        6,646
                                                                   ---------    ---------

Net Cash Used by Operating Activities                               (278,380)      42,668
                                                                   ---------    ---------


Cash Flows from Investing Activities
Deposits                                                                   0            0
Purchase of equipment                                                      0            0
                                                                   ---------    ---------

Net Cash Used by Investing Activities                                      0            0
                                                                   ---------    ---------


Cash Flows from Financing Activities
Principle payments on short-term debt                               (126,784)    (482,972)
Proceeds from short-term debt                                        165,000      487,285
Proceeds from exercise of stock options                               40,000            0
                                                                   ---------    ---------

Net Cash Provided by Financing Activities                             78,216        4,313
                                                                   ---------    ---------


Decrease in Cash and Cash Equivalents                               (200,164)      46,981

Cash and Cash Equivalents - Beginning of Year                        200,163       64,277
                                                                   ---------    ---------

Cash and Cash Equivalents - End of period                          $      (0)   $ 111,258
                                                                   =========    =========

Supplemental disclosures:
Cash paid for interest                                             $  12,743    $  15,846
                                                                   =========    =========

                                  See accompanying notes.

                                           F-3

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

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the six-month period ended on January 31, 2002. The results of operations for the three-month and six-month periods ended on January 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002. Certain amounts recorded in the fiscal year 2001 (FY2001) three-month and six-month periods have been reclassified to conform to the fiscal year 2002 (FY2002) presentation.

Note 2 - Basis of Presentation:
The Company has incurred significant recurring losses since inception. This, coupled with a shortage of liquidity at January 31, 2002, raises substantial doubt about its ability to continue as a going concern. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. A plan to reduce losses by increasing sales through greater distribution of mail order catalogs achieved disappointing results for the fiscal year 2002 catalog season. Other plans such as reducing general and administrative costs, including payroll and rent have been more successful. The continued success of these plans, and others, will directly affect the Company's ability to meet its obligations.

Note 3 - Debt:
Notes payable additions and subsequent payments during the six-month period ended January 31, 2002 consisted of the following:

     o A short-term note payable in the amount of $75,000 to a banking institution dated October 22, 2001, interest at 7.5%, due date December 22, 2001. This note has been paid in full.
     o A short-term note payable in the amount of $60,000 to a private individual dated October 15, 2001, interest at 21%, due date January 15, 2001. $50,000 has been paid. A remaining balance of $10,000 is due.
     o A short-term note payable in the amount of $30,000 to a related party dated October 12, 2001, interest at 5.5%, indefinite due date. No principle payments have been made to date.

Total notes payable as of January 31, 2002 consist of the following:

     Short-term notes payable balance        $151,780
     Long-term notes payable balance         $255,000
                                             --------
     TOTAL BALANCE                           $406,780
                                             ========

Note 4 - Stock Issued in lieu of Interest:
During the current three-month period the company issued 4,500 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $158 of interest expense related to this transaction. For the year-to-date six-month period the Company has issued 9,000 shares of restricted common stock. Total non cash interest expense recorded is $315. During the comparative six-month period, the Company issued 3,100 shares of restricted common stock valued at $518 as compensation for accrued interest.

Note 5 - Exercise of Stock Option:
During August 2001 the Company issued 1,000,000 shares of restricted common stock through the exercise of common stock options by an outside investor group. Net proceeds to the Company were $40,000. No common stock options were exercised during the comparative period.

Note 6 - Earnings Per Share:
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants. The basic and the dilutive earnings per share are the same in fiscal 2002 and 2001 since the Company had net losses and inclusion of the effect of stock options would be anti-dilutive.

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

Results of Operations
---------------------
Company operations for the three-month period ended January 31, 2002 as compared to the three months ended January 31, 2001 resulted in a net loss of approximately $318,606 as compared to a net loss of $70,196 respectively for the comparative period. Net loss per share for the comparative three-month period was $0.02 and $0.00, based upon weighted average shares outstanding of 17,765,236 and 16,743,153, respectively. Net sales decreased by $813,676 to $837,864 for the three-month period ended January 31, 2002 from $1,651,540 during the comparative three-month period of 2001. Company operations for the six-month period ended January 31, 2002 as compared to the six-months ended January 31, 2001 resulted in a net loss of approximately $492,476 as compared to a net loss of $287,542 respectively. Net loss per share for the comparative six-month period was $0.03 and $0.02, based upon weighted average shares outstanding of 17,655,041 and 16,741,978, respectively. Net sales decreased by $1,178,465 to $1,107,798 for the six-month period ended January 31, 2002 from $2,258,279 during the comparative six-month period of 2001. Management attributes the decreased sales to disappointing mail order sales results, significantly reduced emphasis on wholesale customer sales, no turbo clothing sales, and reduced retail store sales.

The following describes areas of significant change within the Company for the current three-month reporting period.

     o Reduced mail order sales. Company mail order sales were down approximately $129,986 from the comparative three-month period. See revenue discussion below.

     o Reduced wholesale sales. Company wholesale sales were down approximately $614,052 from the comparative three-month period. See revenue discussion below.

     o Reduced retail store sales. Company retail sales were down approximately $84,793 from the comparative three-month period. See revenue discussion below.

     o Improved product profit margins of 48% during the current three-month period versus profit margins of 45% during the comparative three-month period. Primarily due to concentration on higher margin sales prices and products.

     o Reduced selling costs of $529,119 during the current period versus selling costs of $613,333 during the comparative period. See selling expense discussion below.

     o Reduced depreciation and amortization expense of $14,120 versus $21,366 during the comparative period.

Revenues
--------
The Company's total net product sales during the three-month periods ended January 31, 2002 and January 31, 2001 were approximately $837,864 and $1,651,540 respectively, a decrease in net revenues of $813,676 or 49% from the comparative period. For the six-month periods ended January 31, 2002 and January 31, 2001 net sales revenues were approximately $1,107,798 and $2,258,279 respectively, a decrease in net revenues of $1,150,481 or 51% from the comparative period.

Retail store gross sales for the three-month periods ended January 31, 2002 and 2001 were approximately $294,469 and $379,262 respectively, a decrease in net revenues of $84,793 or 22%. Retail store gross sales comprised 35% and 23% of total net product sales, respectively for the three-month periods. For the six-month periods ended January 31, 2002 and 2001 retail revenues were approximately $557,068 and $653,967 respectively, a decrease in net revenues of $96,899 or 15%. Retail store gross sales comprised 50% and 29% of total net product sales, respectively for the six-month periods. Fundamental reasons retail sales were down during the current three-month period versus the comparative period were:

     o Destination tourism decreased temporarily after the tragedy of September 11, 2001 and necessary airport security measures. Understandably, people were reluctant to travel, vacation, and spend as they did prior to the tragedy. November and December revenues were down although January 2002 experienced an upturn in sales.
     o The country had officially entered its first economic recession in over ten years.
     o Inventory procurement issues at the store locations. Essentially, the Company had difficulty receiving certain popular products by resort opening days, required to support and or maximize sales efforts.

     The Company is cautiously optimistic regarding improved retail sales through this current fiscal year and beyond and is taking steps to increase retail sales. The Company opened two additional retail stores in February 2002 in an effort to capitalize on the Winter 2002 Salt Lake City Olympics and to gauge consumer acceptance in these locations. The stores are located in Park City Utah and Salt Lake City Utah. Although no assurances can be given as to the long-term success of these locations, Management feels that customer support has been positive to date and believes it will continue. However weather, tourism and uncertainties related to the economy are factors beyond management control, all of which affect retail sales in the ski resort towns where Jagged Edge operates. Therefore, no assurances can be given as to the success of the Company's retail efforts.

Wholesale gross sales for the three-month periods ended January 31, 2002 and 2001 were approximately $64,305 and $678,357 respectively, for a decrease of $614,052 or 91% from the comparative period. Wholesale gross sales for the three-month period comprised 8% and 41% of total net product sales, respectively. For the six-month periods ended January 31, 2002 and 2001 wholesale sales were approximately $69,342 and $997,892 respectively, for a decrease of $928,550 or 93%. Wholesale gross sales for the six-month period comprised 6% and 44% of total net product sales, respectively. A Management decision to focus limited product purchasing and manufacturing resources on the sales divisions (retail and catalog) expected to contribute the maximum gross profit to the Company had been made in spring 2001. Additionally, in the short run, Management's analysis of total direct wholesale costs including, but not limited to, salaries, commissions, warehousing, discounting, freight, etc. indicated a net deficit contribution to the Company for the division, when operating at the current sales volumes. Management believes that in the long run the wholesale division can provide profit opportunities for the Company, but requires decreasing economies of scale and tight management control to capitalize on the potential opportunities.

Mail Order gross sales for the three-month periods ended January 31, 2002 and 2001 (winter catalog season) were approximately $434,811 and $564,797 respectively, a decrease of $129,986 or 23%. Catalog and Mail Order gross sales comprised 52% and 34% of total net product sales, respectively for the three-month periods. Management was extremely disappointed in the resultant sales numbers as selling costs allocated to the catalog division, and the number of catalogs mailed were increased significantly. Management attributes, in part, the following as factors contributing to the disappointing sales:

     o    The country entering a recession.
     o The September 11 tragedy. The following article reflected the country's economic belief during that time frame:
          o NEW YORK (Reuters) -- "Nearly half of all Americans believe the attacks on the United States on Sept. 11 will push the country into recession, according to a special survey released on Friday by The Conference Board, a global business research organization."
     o    The anthrax letters and resultant slowdown in mail delivery.
     o The Company establishing a relationship with an outside catalog fulfillment company to handle both the call center and fulfillment functions. There were numerous problems encountered in establishing this relationship, in particular with this company's computer system and capabilities. The timing of, and resolution of the problems impaired sales, which must take place over a limited calendar time frame.

Sales returns for the three-month periods ended January 31, 2002 and 2001 were approximately $1,105 and $21,382 respectively, for a decrease in returns of $20,277 or 95%. For the six-month periods ended January 31, 2002 and 2001 returns were approximately $1,151 and $36,233 respectively, for a decrease in returns of $36,233 or 97%. Sales in this analysis do not break down data by line for sales returns however significantly all returns during the comparative period were wholesale orders.

The following table is provided as an aid to further understand Company sales for the three-month period ended January 31, 2002:

                                                                     Change From January 31, 2001
                                                                          to January 31, 2002
                                  %      Three Months  %    Three Months  -------------------
Revenues:                       Total      1/31/02   Total     1/31/01       %         $
                                -----      -------   -----     -------       -         -

Retail                           35.1%    $294,469   23.0%     379,262     -22.4%   $ (84,793)

 Wholesale                       7.7%       64,305   41.1%     678,357     -90.5%   $(614,052)

 Mail Order                     51.9%      434,811   34.2%     564,797     -23.0%   $(129,986)
                               ----------------------------------------    -------------------
Total Gross Sales Revenues      94.7%      793,585   98.2%   1,622,416     -51.1%    -828,831
  Less: Returns                 -0.1%      (1,105)   -1.3%    (21,382)     -94.8%      20,277
                               ----------------------------------------    -------------------
Net Sales Revenues              94.6%      792,480   96.9%   1,601,034     -50.5%    -808,554
Shipping & Freight Collected     5.4%       45,384    3.1%      50,506     -10.1%      -5,122
                               ----------------------------------------    -------------------
Total Net Revenues             100.0%     $837,864  100.0%  $1,651,540     -49.3%   $(813,676)
                               ========================================    ===================


The following table is provided as an aid to further understand Company sales for the six-month period ended January 31, 2002:

                                                                       Change From January 31, 2001
                                                                           to January 31, 2002
                              %     Six Months     %      Six Months       -------------------
Revenues:                   Total    1/31/02     Total     1/31/01          %            $
                            -----    -------     -----     -------          -            -

Retail                      50.3%   $  557,068   29.0%    $  653,967      -14.8%    $   (96,899)

 Wholesale                   6.3%       69,342   44.2%       997,892      -93.1%    $  (928,550)

 Mail Order                 39.3%      434,874   26.0%       587,890      -26.0%    $  (153,016)
                           -----------------------------------------     ----------------------
Total Gross Sales Revenues  95.8%    1,061,284   99.2%     2,239,749      -52.6%     -1,178,465
  Less: Returns             -0.1%      (1,151)   -1.6%      (36,233)      -96.8%         35,082
                           -----------------------------------------     ----------------------
Net Sales Revenues          95.7%    1,060,133   97.6%     2,203,516      -51.9%     -1,143,383
Shipping & Freight
Collected                    4.3%       47,665    2.4%        54,763      -13.0%         -7,098
                           -----------------------------------------     ----------------------
Total Net Revenues         100.0%   $1,107,798  100.0%    $2,258,279      -50.9%    $(1,150,481)
                           =========================================     ======================

Cost of Goods Sold
------------------
The Company's total product cost of sales for all sales during the three-month periods ended January 31, 2002 and 2001 were approximately $412,363 and $876,695 or 37% and 23% of net sales respectively, for a decrease of $464,332 or 53% from the comparative period. Total product cost of sales for all sales during the six-month periods ended January 31, 2002 and 2001 were approximately $581,582 and $1,283,180 or 50% and 29% of net sales respectively, for a decrease of $701,598 or 55% from the comparative period.

Cost of sales as a percentage of total sales in the three-month period ended January 31, 2002 decreased to 52% from 55% in the comparative period ended January 31, 2001. This decrease was primarily the result of the sales of product at retail prices through the Jagged Edge stores and catalog mail order. Management also maintained control over sale dates as to when product would be discounted at the retail level. During the comparative period, the overall mix of sales between retail stores and the wholesale division (at 50% of retail price) resulted in a higher cost of products sold by the Company.

Selling Expenses
----------------
Selling expenses for the three-month periods ended January 31, 2002 and 2001 were approximately $529,119 and $613,333, respectively, a decrease in expense of $84,214 or 13% over the comparative period. For the six-month periods ended January 31, 2002 and 2001 selling expenses were approximately $641,375 and $837,422, respectively, a decrease in expense of $196,047 or 23% over the comparative period.

The reduction in selling expenses were a direct result of the reduction in wholesale sales described above, the elimination of the support infrastructure required to service wholesale customers properly, and the ancillary support expenses typical of a wholesale operation. Significant savings were realized as follow:

     o Net savings in advertising expense for the period ended January 31, 2002 of $57,075 over the comparative six-month period.
     o Elimination of sales and support salaries & wages and associated taxes to $0 from $106,106 during the comparative six-month period.
     o Elimination of contract employee expenses of $20,400 incurred during the comparative six-month period.
     o    Materially reduced trade show and other miscellaneous sales expenses.

General & Administrative Expenses
---------------------------------
General and Administrative expenses for the three-month periods ended January 31, 2002 and 2001 were approximately $176,657 and $179,289, respectively, for a decrease of $2,632 from the comparative three-month period. Expenses for the six-month periods ended January 31, 2002 and 2001 were approximately $323,015 and $335,597, respectively, for a decrease of $12,582 from the comparative six-month period. The decrease in general & administrative expenses was the net result in large part of a combination of expenses eliminated, offset by certain expense increases. In large part the expense reductions were the result of the Company downsizing and its subsequent move to Moab, Utah from Telluride, Colorado. The following are key decreases and increases in general and administrative expense:

     o A reduction or elimination of administrative and clerical salaries & wages during the six-month period of approximately $22,000 over the comparative period.
     o Reduced employee benefits during the six-month period by $13,000 over the comparative period.
     o A reduction in administrative office rents resulting in savings of $15,600 for the six-month period. Annualized savings may approach $50,200 although no assurances can be given as to final realizable savings.
     o Reductions in travel and associated costs resulting in savings of approximately $11,000.
     o An increase of $60,000 of consultant costs during the current period related to senior management guidance, logistics, production, and inventory issues.

Interest Expense
----------------
Interest expense for the three-month periods ended January 31, 2002 and 2001 was Approximately $26,052 and $31,053 respectively, or a decrease of $5,000 or 16%. Expense for the six-month periods ended January 31, 2002 and 2001 was approximately $45,968 and $46,390 respectively, or a decrease of $422.

Liquidity and Capital Resources
-------------------------------
During the six months ended January 31, 2002, the Company's current ratio Declined to .56 as compared to .91 at July 31, 2001. Net working capital decreased $424,007 to $(476,988) at January 31, 2002 from $(52,981) at July 31,
2001.

Principal changes in the components of net working capital for the six-month period ended January 31, 2002 as compared to fiscal year end July 31, 2001 consist of:

                                                                       Change From July 31, 2001
                                                                          to January 31, 2002
                                    %                    %                -------------------
Working Capital Components:       Total      1/31/02   Total     7/31/01           $
                                  -----      -------   -----     -------           -

Cash & cash equivalents            0.0%            0   39.4%     200,163       $(200,163)

Trade receivables                 10.5%       63,704    2.9%      14,904       $  48,800

Inventories                       78.3%      475,234   56.7%     288,467       $ 186,767

Pre-paid expenses                 11.2%       67,772    1.0%       4,894       $  62,878
                                 ---------------------------------------       ---------
Current Assets                   100.0%      606,710  100.0%     508,428          98,282

Accounts payable and accrued
  liabilities                     75.2%      814,696   66.0%     370,680       $ 444,016
Current maturities of notes
  payable                         14.0%      151,780   20.2%     113,564       $  38,216

Other current payables            10.8%      117,222   13.7%      77,165       $  40,057
                                 ---------------------------------------       ---------
Current Liabilities              100.0%    1,083,698  100.0%     561,409         522,289
                                           ---------           ---------       ---------
Working Capital                            $(476,988)          $ (52,981)      $(424,007)
                                           =========           =========       =========
----------------------------------------------------------------------------------------
Current Ratio                                   0.56                0.91           (0.35)

The principal reasons for the net decrease in working capital during the period are the following:

     o The Company's cash balances decreased to $0 at January 31, 2002, from $200,163 at July 31, 2001 primarily as a result of inventory purchases and use of cash in day to day operations.
     o    Inventory increased by $186,767 due to a poor catalog selling season.
     o An increase in prepaid expenses primarily related to the fall / winter catalog mailing.
     o The Company increased short-term borrowings by receiving three loans totaling $165,000.
     o    Trade accounts payable increased by $444,016.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         For information on legal proceedings, see Item 3 of the July 31, 2001 Form 10-KSB.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on form 8-K were filed by the Company during the six months ended January 31, 2002.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Jagged Edge Mountain Gear, Inc.
                                           (Registrant)

Dated:   March 22, 2002                    By: /s/ Margaret A. Quenemoen
                                           -----------------------------
                                           Margaret A. Quenemoen
                                           President


Dated:   March 22, 2002                    By: /s/ Craig Carr
                                           -----------------------------
                                           Craig Carr
                                           CFO