Form 10QSB
period 2002-04-30
JAGGED EDGE MOUNTAIN GEAR INC
filed 2002-07-09
CIK 1097867

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the quarterly period ended:  April 30, 2002


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

             Commission file number:  000-28499

                         JAGGED EDGE MOUNTAIN GEAR, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                      84-144-8778
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                          55 E. 100 S. MOAB, UT  84532
                     --------------------------------------
                    (Address of principal executive offices)

                                  435-259-8900
                          -----------------------------
                         (Registrant's telephone number)



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

SHARES OUTSTANDING of common stock, $0.001 par value per share, as of June 20, 2002 are 17,773,478.

                         JAGGED EDGE MOUNTAIN GEAR, INC.
                              Index to Form 10-QSB
                                 April 30, 2002


                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

         Balance Sheets as of:                                               F-1
                  April 30, 2002 and July 31, 2001

         Statements of Operations for the Three Month and                    F-2
                  Nine Month Periods Ended April 30, 2002 and 2001

         Statements of Cash Flows for the Nine Months Ended                  F-3
                  April 30, 2002 and 2001

         Notes to Financial Statements                                       F-4


Item 2:  Management's Discussion and Analysis of Financial Condition         F-6
                  And Results of Operations

Item 3:  Quantitative and Qualitative Disclosure About Market Risk          F-12


Part II. OTHER INFORMATION:

Item 1:  Legal Proceedings                                                    2

Item 6:  Exhibits and Reports on Form 8-K                                     2

Signature Page                                                                3

                                     Part I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         JAGGED EDGE MOUNTAIN GEAR, inc.
                                 BALANCE SHEETS



                                                      April 30,       July 31,
                                                        2002            2001
                                                        ----            ----

ASSETS:
 Current Assets:
Cash                                                $    48,129     $   200,163
Accounts receivable, less allowance for                  53,804          14,904
  doubtful accounts of $45,000 and $45,000
Inventories                                             818,958         288,467
Prepaid expenses                                          4,382           4,894
                                                    -----------     -----------
 Total Current Assets                                   925,272         508,428

                                                    -----------     -----------
Equipment and leasehold Improvements, net                72,945         113,806

Other Assets:
 Trade name, net                                         16,167          17,667
 Deposits                                                17,153          11,361
                                                    -----------     -----------
                                                         33,320          29,028

                                                    -----------     -----------
Total Assets                                        $ 1,031,537     $   651,262
                                                    ===========     ===========


LIABILITIES & EQUITY:
Current Liabilities:
 Accounts payable and accrued liabilities             1,318,086         370,680
 Credit cards                                           150,672          77,165
 Current portion of long-term debt                      520,679         113,564
                                                    -----------     -----------
Total Current Liabilities                             1,989,437         561,409

Notes Payable:
 Long-term debt, net of current portion                       0         255,000
                                                    -----------     -----------
Sub Total                                                     0         255,000

                                                    -----------     -----------
Total Liabilities                                     1,989,437         816,409

Stockholders' Equity:
Preferred stock $.001 par value;
 10 million shares authorized, none issued
Common  stock $.001 par value;
  50 million shares authorized,
 17,773,478 and 16,759,978 shares issued
  and outstanding                                        17,774          16,760
 Additional paid in capital                           2,400,156       2,332,409
 Accumulated (deficit)                               (3,375,829)     (2,514,316)
                                                    -----------     -----------
Total Stockholders' Equity                             (957,900)       (165,147)

                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $ 1,031,537     $   651,262
                                                    ===========     ===========


                            See accompanying notes.



                                      JAGGED EDGE MOUNTAIN GEAR, INC.
                                         STATEMENTS OF OPERATIONS
                 For the Three Month and Nine Month Periods Ended April 30, 2002 and 2001



                                                     Three Months                    Nine Months
                                                    Ended April 30,                Ended April 30,

                                                 2002            2001            2002            2001
                                                 ----            ----            ----            ----

Sales                                       $    687,295    $    689,962    $  1,787,053    $  2,948,241
Cost of Goods Sold                               501,106         416,049       1,075,686       1,699,229
                                            ------------    ------------    ------------    ------------

Gross Profit                                     186,189         273,913         711,367       1,249,012

Selling expenses                                 306,694         188,257         961,850       1,025,679
General & administrative                         146,920         213,879         480,202         549,476

                                            ------------    ------------    ------------    ------------
(Loss) Before Interest, Tax, Depreciation       (267,426)       (128,223)       (730,686)       (326,143)
  and Amortization

 Interest expense                                 34,955           7,184         108,284          53,574
Depreciation & amortization                       14,120          21,700          42,361          64,932

                                            ------------    ------------    ------------    ------------
Net (Loss) from Operations                      (316,501)       (157,107)       (881,331)       (444,649)

                                            ------------    ------------    ------------    ------------
Other income / (expense)                           1,842          83,749           1,842          83,749

                                            ------------    ------------    ------------    ------------
Net (Loss) from continuing Operations           (314,659)        (73,358)       (879,489)       (360,900)

                                            ------------    ------------    ------------    ------------
Extraordinary gain from settlement                     0               0          18,065               0
  of debt

                                            ------------    ------------    ------------    ------------
NET (LOSS)                                  ($   314,659)   ($    73,358)   ($   861,424)   ($   360,900)
                                            ============    ============    ============    ============

Basic and Diluted (Loss) Per Share
Loss Before Extraordinary Income            ($      0.02)   ($      0.00)   ($      0.05)   ($      0.02)
Extraordinary Income                        $       0.00    $       0.00    $       0.00    $       0.00
                                            ------------    ------------    ------------    ------------
Net (Loss)                                  ($      0.02)   ($      0.00)   ($      0.05)   ($      0.02)
                                            ============    ============    ============    ============
Weighted Average Shares                       17,765,236      16,745,078      17,692,685      16,743,039
                                            ============    ============    ============    ============


                                         See accompanying notes.

                                                    F-2



                              JAGGED EDGE MOUNTAIN GEAR, INC.
                                 STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended April 30, 2002 and 2001



                                                                      2002         2001
                                                                      ----         ----
Cash Flows from Operating Activities:
Net (loss)                                                         ($861,424)   ($360,900)
Depreciation and amortization                                         42,361       64,932
Value of stock options issued for interest                            28,287            0
Common stock issued in lieu of interest                                  473          667

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                           (38,900)    (103,929)
Decrease in other accounts receivable                                      0       29,341
(Increase)decrease in inventories                                   (530,491)     478,876
(Increase) decrease in prepaid expenses and other current assets         423       (5,290)
Increase in accounts payable and accrued liabilities                 947,406      165,024
Increase in credit cards payable                                      73,507        1,339
                                                                   ---------    ---------

Net Cash Used by Operating Activities                               (338,357)     270,060
                                                                   ---------    ---------


Cash Flows from Investing Activities
Deposits                                                              (5,792)           0
Purchase of equipment                                                      0            0
                                                                   ---------    ---------

Net Cash Used by Investing Activities                                 (5,792)           0
                                                                   ---------    ---------


Cash Flows from Financing Activities
Principle payments on short-term debt                               (151,314)    (606,093)
Proceeds from short-term debt                                        303,429      502,285
Proceeds from exercise of stock options                               40,000            0
                                                                   ---------    ---------

Net Cash Provided by Financing Activities                            192,115     (103,808)
                                                                   ---------    ---------


Decrease in Cash and Cash Equivalents                               (152,034)     166,252

Cash and Cash Equivalents - Beginning of Year                        200,163       64,277
                                                                   ---------    ---------

Cash and Cash Equivalents - End of period                          $  48,129    $ 230,529
                                                                   =========    =========

Supplemental disclosures:
Cash paid for interest                                             $  21,146    $  12,743
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

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the financial statements included in the Form 10-KSB. In the opinion of Management, the accompanying financial statements reflect all adjustments considered necessary for fair presentation of financial position and results of operations and cash flows for the periods presented. All adjustments were of a normal recurring nature, and the attached financial statements present fairly the financial position for the nine-month period ended on April 30, 2002. The results of operations for the three-month and nine-month periods ended on April 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002. Certain amounts recorded in the fiscal year 2001 (FY2001) three-month and nine-month periods have been reclassified to conform to the fiscal year 2002 (FY2002) presentation.

Note 2 - Basis of Presentation:
The Company has incurred significant recurring losses since inception. This, coupled with a shortage of liquidity at April 30, 2002, raises substantial doubt about its ability to continue as a going concern. On May 24, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Colorado ("Court") under case number 02-17894-ABC. The Company's Management is currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. The Company decided to seek judicial reorganization based upon a rapid decline in liquidity resulting from below-plan catalog and wholesale sales and earnings performance in the second and third quarters. Contributing factors included the economic recession, the September 11, 2001 tragedy, anthrax mailings and resultant mail slowdown, and difficulties in implementing a new catalog mail order and warehousing distribution facility. Each of the preceding, in Managements opinion had severe adverse effects upon Company sales performance. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. The Company still requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern.

Note 3 - Debt:
Notes payable additions and subsequent payments during the nine-month period ended April 30, 2002 consisted of the following:

     o A short-term note payable in the amount of $75,000 to a banking institution dated October 22, 2001, interest at 7.5%, due date December 22, 2001. This note has been paid in full.
     o A short-term note payable in the amount of $60,000 to a private individual dated October 15, 2001, interest at 21%, due date January 15, 2001. $60,000 has been paid. A remaining balance of $0 is due.
     o The Company failed to make required payments on a production letter of credit in the amount of $100,000. As a result, the manufacturer drew upon a standby letter of credit secured by a note payable. On February 1, 2002 the Company recorded the production accounts payable as a short-term note payable. Interest rate 20%, due date immediate.
     o The Company failed to make required payments on a production letter of credit in the amount of $38,429. As a result, the manufacturer drew upon a standby letter of credit secured by a note payable. On February 1, 2002 the Company recorded the production accounts payable as a short-term note payable. Due date immediate.
     o A short-term note payable in the amount of $30,000 to a related party dated October 12, 2001, interest at 5.5%, indefinite due date. No principal payments have been made to date.
     o A note payment of $12,750 was paid On March 19, 2002. Original note amount $255,000, current principal balance $242,250. The Company failed to make timely payments of principal and interest to the note holder. As a result the note due date was accelerated and became payable immediately and the long term principal balance has been reclassified to short term.

Total notes payable as of April 30, 2002 consist of the following:
     Short-term notes payable balance        $520,679
     Long-term notes payable balance         $     -0
                                             --------
     TOTAL BALANCE                           $520,679
                                             ========

Note 4 - Stock Issued in lieu of Interest:
During the current three-month period the company issued 4,500 shares of restricted common stock to comply with a requirement of one of its loan agreements. The Company recorded $158 of interest expense related to this transaction. For the year-to-date nine-month period the Company has issued 13,500 shares of restricted common stock. Total non cash interest expense recorded is $473. During the comparative nine-month period, the Company issued 4,600 shares of restricted common stock valued at $668 as compensation for accrued interest.

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

Note 7 - Inventory:
Of the $818,958 of total inventories reported by the Company as of April 30, 2002 an unspecified and unidentified amount of inventory is subject to pending litigation in Federal Bankruptcy Court as to title and ownership of the goods. The outcome of this litigation is uncertain, as is the dollar amount (if any) of any required adjustment upon the Court's final resolution. The Company's accounting policy is to record inventory at cost. Company management has recorded inventory values based upon currently available information however, as discussed above, the outcome of this litigation is uncertain.

Note 8 - Value of stock options issued for interest:
The Company issued 500,000 stock options on May 21, 2001 at an exercise price of $0.10 per share as a condition of one of its loan agreements. As a result of the issuance of these stock options and the required computation of expense per FAS 123, the Company is currently recording $3,143 each quarter of interest expense directly related to these options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to the financial statements, On May 24, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Colorado ("Court") under case number 02-17894-ABC. As previously discussed, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages. Unless the Company can raise additional equity or obtain additional debt, there is substantial doubt as to the Company's ability to continue operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
---------------------
Company operations for the three-month period ended April 30, 2002 as compared to the three months ended April 30, 2001 resulted in a net loss of approximately $314,659 as compared to a net loss of $73,358 respectively for the comparative period. Net loss per share for the comparative three-month periods was $0.02 and $0.00, based upon weighted average shares outstanding of 17,765,236 and 16,745,078 respectively. Net sales were approximately $687,295 for the current three-month period ended April 30, 2002 versus $689,962 for the three-month period ended April 30, 2001. Net sales for the nine-months ended April 30, 2002 were approximately $1,787,053 versus sales of $2,948,241 for the comparative period of 2001. A decrease in sales of $1,161,188. Company operations for the nine-month period ended April 30, 2002 as compared to the nine-months ended April 30, 2001 resulted in a net loss of approximately $861,424 as compared to a net loss of $360,900 respectively. Net loss per share for the comparative nine-month periods ended April 30, 2002 and 2001 was $0.05 and $0.02 respectively, based upon weighted average shares outstanding of 17,692,685 and 16,743,039, respectively. Management attributes the decreased sales over the nine-month period to disappointing mail order sales results, significantly reduced emphasis on wholesale customer sales, and reduced retail store sales.

The following describes areas of significance within the Company for the current three-month reporting period.

     o Mail order sales. Company mail order sales were up approximately $63,177 from the comparative three-month period. See revenue discussion below.

     o Reduced wholesale sales. Company wholesale sales were down approximately $94,088 from the comparative three-month period. See revenue discussion below.

     o Retail store sales. Company retail sales were up approximately $29,794 from the comparative three-month period. See revenue discussion below.

     o Decreased product profit margins of 27% during the current three-month period versus profit margins of 39% during the comparative three-month period. Primarily due to increased emphasis on discounted retail store sales, particularly in Salt Lake City and Park City Utah during the Olympics.

     o Increased selling costs of $306,694 during the current period versus selling costs of $188,257 during the comparative period. See selling expense discussion below.

     o Depreciation and amortization expense of $14,120 versus $21,700 during the comparative period.

Revenues
--------
The Company's total net product sales during the three-month periods ended April 30, 2002 and 2001 were approximately $687,295 and $689,962 respectively, a decrease in net revenues of $2,667 from the comparative period. For the nine-month periods ended April 30, 2002 and 2001 net sales revenues were approximately $1,787,053 and $2,948,241 respectively, a decrease in net revenues of $1,161,188 or 39% from the comparative period.

Retail store gross sales for the three-month periods ended April 30, 2002 and 2001 were approximately $530,767 and $500,973 respectively, an increase in net revenues of $29,794 or 6%. Retail store sales comprised 77% and 73% of total net product sales, respectively for the three-month periods. For the nine-month periods ended April 30, 2002 and 2001 retail revenues were approximately $1,087,740 and $1,175,457 respectively, a decrease in revenues of $87,717 or 8%. Retail store gross sales comprised 61% and 40% of total net product sales, respectively for the nine-month periods. Fundamental reasons retail sales were up during the current three-month period versus the comparative period were:

     o The Company opening two temporary store locations in Utah during the Olympics, in Park City and Salt Lake City. The Park City store, in particular was extremely successful and has prompted Company management to lease a permanent store location in downtown Park City.

     o Destination tourism's decrease after the tragedy of September 11, 2001 and necessary airport security measures appears to be of a temporary nature.

     The Company is cautiously optimistic regarding improved retail sales through the current fiscal year and beyond and is taking steps to increase retail sales, such as the above mentioned Park City store opening. Although no assurances can be given as to the long-term success of this location, Management feels that customer support had been positive throughout the Olympics and believes it will continue. However weather, the current forest fires, tourism and uncertainties related to the economy are factors beyond management control, all of which affect retail sales in the ski resort towns where Jagged Edge operates. Therefore, no assurances can be given as to the success of the Company's retail efforts.

Wholesale sales for the three-month periods ended April 30, 2002 and 2001 were approximately $29,980 and $124,068 respectively, for a decrease of $94,088 or 76% from the comparative period. Wholesale sales for the three-month period comprised 4% and 18% of total net product sales, respectively. For the nine-month periods ended April 30, 2002 and 2001 wholesale sales were approximately $91,255 and $1,065,210 respectively, for a decrease of $973,955 or 91%. Wholesale sales for the nine-month period comprised 5% and 36% of total net product sales, respectively. A Management decision to focus limited product purchasing and manufacturing resources on the sales divisions (retail and catalog) expected to contribute the maximum gross profit to the Company had been made in spring 2001. Additionally, in the short run, Management's analysis of total direct wholesale costs including, but not limited to, salaries, commissions, warehousing, discounting, freight, etc. indicated a net deficit contribution to the Company for the division, when operating at the current sales volumes. Management believes that in the long run the wholesale division can provide profit opportunities for the Company, but requires increasing economies of scale and tight management control to capitalize on the potential opportunities.

Mail Order sales for the three-month periods ended April 30, 2002 and 2001 were approximately $125,955 and $62,778 respectively, an increase of $63,177 or 101%. Catalog and Mail Order gross sales comprised 18% and 9% of total net product sales, respectively for the three-month periods. Management was extremely disappointed in the resultant overall mail order sales numbers as selling costs allocated to the catalog division, and the numbers of catalogs mailed were increased significantly. Management attributes, in part, the following as factors contributing to the disappointing sales:

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

     o The Company establishing a relationship with an outside company to handle both the call center and fulfillment functions. There were numerous problems encountered in establishing this relationship, in particular with this company's computer system and capabilities. The timing of, and resolution of the problems impaired the limited sales window, which must take place over a specific calendar time frame.


The following table is provided as an aid to further understand Company sales for the three-month period ended April 30, 2002:

                                                                  ---------------------
                                                                   Change From April
                                                                   30, 2001 to April
                                  Three                                 30, 2002
                        %         Months     %    Three Months   ---------------------
Revenues:             Total      4/30/02   Total     4/30/01          %         $
                      -----      -------   -----     -------          -         -
Retail Division         77.2%  $ 530,767   72.6%    $ 500,973       5.9%       $29,794
Wholesale Division       4.4%     29,980   18.0%      124,068     -75.8%      ($94,088)
Mail Order Division     18.3%    125,955    9.1%       62,778     100.6%       $63,177
                     -----------------------------------------    ---------------------
Total Sales Revenues    99.9%    686,703   99.7%      687,819      -0.2%      ($1,116)
Shipping & Freight
Collected                0.1%        592    0.3%        2,143     -72.4%      ($1,551)
                     -----------------------------------------    ---------------------
Total Revenues           0.1%  $ 687,295    0.3%    $ 689,962      -0.4%      ($2,667)
                     =========================================    =====================




The following table is provided as an aid to further understand Company sales for the nine-month period ended April 30, 2002:

                                                                      ---------------------
                                                                       Change From April
                                                                       30, 2001 to April
                                                                            30, 2002
                        %     Nine Months     %      Nine Months      ---------------------
Revenues:             Total  April 30, 2002   Total  April 30, 2001        %         $
                      -----  --------------   -----  --------------        -         -

Retail Division         60.9%    $1,087,740   39.9%   $ 1,175,457       -7.5%    ($87,717)
Wholesale Division       5.1%        91,255   36.1%     1,065,210      -91.4%   ($973,955)
Mail Order Division     31.4%       560,766   22.1%       650,668      -13.8%    ($89,902)
                     ---------------------------------------------    ---------------------
Total Sales Revenues    97.4%     1,739,761   98.1%     2,891,335      -39.8% ($1,151,574)
Shipping & Freight
Collected                2.6%        47,292    1.9%        56,906      -16.9%     ($9,613)
                     ---------------------------------------------    ---------------------
Total Revenues         100.0%   $ 1,787,053  100.0%   $ 2,948,241      -39.4% ($1,161,188)
                     =============================================    =====================


Cost of Goods Sold
------------------
The Company's total product cost of sales for all sales during the three-month periods ended April 30, 2002 and 2001 were approximately $501,106 and $416,049 or 73% and 60% of sales respectively, for an increase of $85,057 or 20% from the comparative period. Total product cost of sales for all sales during the nine-month periods ended April 30, 2002 and 2001 were approximately $1,075,686 and $1,699,229 or 60% and 58% of net sales respectively, for a decrease of
$623,543 or 37% from the comparative period.

Cost of sales as a percentage of total sales in the three-month period ended
April 30, 2002 increased to 73% from 60% in the comparative period ended
April 30, 2001. This increase was primarily the result of the sales of product at less than retail prices through the Jagged Edge retail stores, including the Utah locations. During the comparative period, the overall mix of sales between retail stores and the wholesale division (at 50% of retail price) resulted in a higher cost of products sold by the Company.

Cost of sales as a percentage of total sales in the nine-month period ended
April 30, 2002 increased to 60% from 58% in the comparative period ended
April 30, 2001. This increase was consistent with the increased product discounting related to the Utah retail locations.



Selling Expenses
----------------------------
Selling expenses for the three-month periods ended April 30, 2002 and 2001 were approximately $306,694 and $188,257, respectively, an increase in expense of $118,437 or 62% over the comparative period. For the nine-month periods ended April 30, 2002 and 2001 selling expenses were approximately $961,850 and $1,025,679 respectively, a decrease in expense of $63,829 or 6% over the comparative period.

The three-month current period increase in selling expenses was a direct result of final expense amortization of deferred catalog production costs, and operational expenses incurred at the Company's outsourced fulfillment center.

The nine-month reduction in selling expenses was a direct result of the reduction in wholesale sales described above, the elimination of the support infrastructure required to service wholesale customers properly, and the ancillary support expenses typical of a wholesale operation. Significant areas of change are described below:

     o Net savings in advertising and promotional expense for the period ended April 30, 2002 of $45,000 over the comparative nine-month period.

     o Elimination of sales and support salaries & wages and associated taxes to $0 from $123,794 during the comparative six-month period.

     o    Reduction in retail store salaries and wages by $30,000.

     o Elimination of contract employee expenses of $19,000 incurred during the comparative six-month period.

     o    Increased catalog mail order costs incurred by $191,350.

     o    Materially reduced trade show and other miscellaneous sales expenses.



General & Administrative Expenses
---------------------------------
General and  Administrative  expenses for the three-month periods ended April
30, 2002 and 2001 were approximately $146,920 and $213,879, respectively, for a decrease of $66,959 from the comparative three-month period. Expenses for the nine-month periods ended April 30, 2002 and 2001 were approximately $480,202 and
$549,476, respectively, for a decrease of $69,274 from the comparative nine-month period. The decrease in general & administrative expenses was the net result in large part of a combination of expenses eliminated, offset by certain expense increases. In large part the expense reductions were the result of the
Company downsizing and its subsequent move to Moab, Utah from Telluride,
Colorado. The following are key decreases and increases in general and administrative expense:

     o A reduction or elimination of administrative and clerical salaries & wages during the nine-month period of approximately $22,000 over the comparative period.

     o Reduced employee benefits during the nine-month period by $17,200 over the comparative period.

     o A reduction in administrative office rents resulting in savings of $24,410 for the nine-month period.

     o An increase of $75,000 of consultant costs during the current period related to senior management guidance, logistics, production, and inventory issues.

Interest Expense
----------------
Interest expense for the three-month periods ended April 30, 2002 and 2001 was
Approximately $34,955 and $7,184 respectively, an increase of $27,771 or 386%.
Expense for the nine-month periods ended April 30, 2002 and 2001 was approximately $108,284 and $53,574 respectively, or an increase of $54,710.
Interest expense was incurred primarily as a result of notes payable and letters of credit extended for production. The Company is currently recording $3,143 each quarter of non-cash interest expense directly related to the issuance of common stock options in May 2001.

Liquidity and Capital Resources
--------------------------------
During the nine months ended April 30, 2002, the Company's current ratio declined to .53 as compared to .91 at July 31, 2001. Net working capital decreased $768,933 to $(821,914) at April 30, 2002 from $(52,981) at July 31,
2001.

Principal changes in the components of net working capital for the nine-month period ended April 30, 2002 as compared to fiscal year end July 31, 2001 consist of:

                                                                        ------------------
                                                                        Change From July
                                                                           31, 2001 to
                                                                         April 30, 2002
                                %                    %                  ------------------
Working Capital Components:   Total      4/30/02   Total    7/31/01               $
                              -----      -------   -----    -------               -
Cash & cash equivalents         5.2%      48,129   39.4%    200,163             ($152,034)
Trade receivables               5.8%      53,804    2.9%     14,904               $38,900
Inventories                    88.5%     818,958   56.7%    288,467              $530,491
Pre-paid expenses               0.5%       4,382    1.0%      4,894                 ($512)
                            ----------------------------------------     -----------------
Current Assets                100.0%     925,273  100.0%    508,428              $416,845

Accounts payable and
accrued liabilities            75.4%   1,318,086   66.0%    370,680              $947,406
Current maturities of notes
payable                        15.9%     278,429   20.2%    113,564              $164,865
Other current payables          8.6%     150,672   13.7%     77,165               $73,507
                            ----------------------------------------     -----------------
Current Liabilities           100.0%   1,747,187  100.0%    561,409            $1,185,778

                                    -------------       ------------     -----------------
Working Capital                       $ (821,914)         $ (52,981)            ($768,933)
                                    =============       ============     =================

------------------------------------------------------------------------------------------
Current Ratio                               0.53               0.91                 (0.38)
------------------------------------------------------------------------------------------

                                      F-10

The principal reasons for the net decrease in working capital during the period are the following:

     o The Company's cash balances decreased to $48,129 at April 30, 2002, from $200,163 at July 31, 2001 primarily as a result of inventory purchases and use of cash in day to day operations.

     o    Inventory increased by $530,491 due to a poor catalog selling season.

     o Trade accounts payable increased by $947,406 due to inventory purchases.

Loan proceeds and increases in accounts payable were used primarily to release overseas goods and increase inventory levels. Other portions of the proceeds were used primarily for operating expenses.

Of the $818,958 of total inventories reported by the Company as of April 30, 2002 an unspecified and unidentified amount of inventory is subject to pending litigation in Federal Bankruptcy Court as to title and ownership of the goods. The outcome of this litigation is uncertain, as is the dollar amount (if any) of any required adjustment upon the Court's final resolution. The Company's accounting policy is to record inventory at cost. Company management has recorded inventory values based upon currently available information however, as discussed above and in footnote 7, the outcome of this litigation is uncertain.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          For information on legal proceedings, see Item 3 of the July 31, 2001 Form 10-KSB.

On May 24, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Colorado ("Court") under case number 02-17894-ABC. The Company's Management is currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

As described in Note 8 to the financial statements, of the $818,958 of total inventories reported by the Company as of April 30, 2002 an unspecified and unidentified amount of inventory is subject to pending litigation in Federal Bankruptcy Court as to title and ownership of the goods. The outcome of this litigation is uncertain, as is the dollar amount (if any) of any required adjustment upon the Court's final resolution.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

          On May 31, 2002 a form 8-K report was filed as notification of the Company's reorganization under chapter 11 of the Federal Bankruptcy code.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Jagged Edge Mountain Gear, Inc.
                                            (Registrant)

Dated:   July 08, 2002                      By:  /s/  Margaret A. Quenemoen
                                               -------------------------------
                                                      Margaret A. Quenemoen
                                                      President


Dated:   July 08, 2002                      By:  /s/  Craig Carr
                                                 -------------------------------
                                                      Craig Carr
                                                      CFO